Form 10-K
period 1996-12-31
GEOTEL COMMUNICATIONS CORP
filed 1997-03-27
CIK 1023905

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR TRANSITION PERIOD FROM                TO

                           COMMISSION FILE NUMBER: 0-21761

                          GEOTEL COMMUNICATIONS CORPORATION
                (Exact name of registrant as specified in its charter)

                   DELAWARE                                     04-3194255
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

                                 25 PORTER ROAD
                         LITTLETON, MASSACHUSETTS 01460
                    (Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 508-486-1100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 17, 1997 there were 13,089,578 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $51,713,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III -- Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1997 are incorporated by reference into Part III (Items 10, 11, 12 and 13).

================================================================================

                                     PART I

                             CAUTIONARY STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in greater detail in Item 7 under the heading "Risk Factors That May Affect Future Results," include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face.

ITEM 1:  BUSINESS

     GeoTel Communications Corporation ("GeoTel" or the "Company") is a provider of telecommunications software solutions focused on enhanced call routing technology that enables customer-oriented companies to deliver responsive and cost-effective customer service. The Company's software solutions are aimed at decentralized or service-oriented corporations that use call centers, voice response units and other answering resources to interact with their customers. GeoTel's software solution, the Intelligent CallRouter, is designed for companies that utilize multiple call centers to handle high volumes of inbound customer calls and regard their effective handling of customer interaction through call center technology as a key competitive advantage. The Company is focused on open, standards-based software solutions for enterprise-wide call distribution in a multi-vendor, multi-carrier, fault-tolerant, distributed environment. GeoTel's call routing solutions have been deployed by a variety of companies, including America Online, American Express, Compaq, Continental Airlines, Delta Airlines, Fidelity, Gateway 2000, GTE, Household Credit Services, MCI, Matrixx Marketing, Optus Systems, Private Health Care Systems, Spiegel, Sprint and USAir.

INDUSTRY BACKGROUND

  Call Center Market

     Companies are increasingly recognizing that excellent customer service can be used as a strategic weapon to differentiate their firms from competitors. In order to remain competitive, corporations must continually evaluate their product and service offerings to expand market share, lower costs and meet customer expectations. To improve service quality, companies have invested in technologies that enable them to concentrate customer service representatives, or agents, into groups known as call centers. Many corporations utilize call centers as the primary method of interacting with their customers. These call centers are typically deployed in multiple locations and can be utilized to provide a prioritized level of services for their most valued customers. Call centers allow businesses to reduce costs and deliver premium customer service.

     While call centers have grown both in size and importance, current technologies have been focused on stand-alone, call center applications, rather than the customer interaction requirements of the entire corporation. This has led to a fragmented environment in businesses that have multiple call centers, branch offices and divisions, with call centers evolving as technology "islands" within the corporation. As a result, corporations are unable to provide solutions that utilize all the customer response resources within the organization whether they are personnel or systems-based. Increasingly, successful organizations are seeking solutions to address these strategic business requirements through the implementation of "virtual call centers." Virtual call centers utilize all the relevant resources maintained by the corporation in order to achieve a unified, controllable and adaptable customer service solution. Enterprise-wide utilization of resources and technology enables the corporation to maximize levels of customer service while fully utilizing existing investments in telephony, technology and personnel.

  Call Center Technology

     In response to customer demand, the telecommunications environment has changed rapidly with the emergence of new carrier-based, Advanced Intelligent Network (AIN) services and 800/888 number portability. Most interexchange carriers (IXCs), including AT&T, MCI and Sprint, have opened network control to their customers, enabling the development of third party software to control the routing of customer calls within their networks. Corporations can now shop for the most competitive carrier rates and implement new network-based services which are not based on proprietary closed solutions, while retaining their existing telephone numbers. As the era of "open public networking" evolves, corporations are seeking business solutions that encompass more than the limited, non-integrated, proprietary telecommunication products that have been dominant in the past.

     The technology utilized by call centers has evolved dramatically over the past three years. Historically, due to the closed nature of public networks, corporations installed premises-based switching systems at the end of long distance or local exchange telephone lines. Reliance on these switching systems requires corporations to use proprietary closed solutions offered by service providers where multi-vendor switching system interoperability was not possible. Consequently, the call center solutions employed by most corporations have been designed around the technological limits of premises-based switching systems and the limitations of carrier networks, which prevent corporations from realizing the potential benefits of virtual call centers. Virtual call centers draw upon all of the organization's call response resources and utilize open-systems based applications to enhance the capabilities of the existing call center infrastructure by integrating it with existing business applications and data.

     The primary providers of call center solutions are IXCs and Automatic Call Distribution (ACD) switching system vendors. Currently, the major IXCs offer services that can route inbound toll-free calls to more than one call center, but they have limited visibility as to why the call is being delivered to that location. These services attempt to distribute calls among multiple call center locations by relying on percentage allocations based on historical data or call counting. Since there is no real-time data, these routing schemes are limited because the system is not aware of what is actually taking place in the individual call centers. For example, carriers might route 40% of a business' incoming calls to Boston, 30% to Dallas and 30% to Denver using a set table based on time of day and origin of call. While this solution is viable as long as each site is staffed accordingly to handle the inflow of calls, it cannot dynamically adjust to variances in agent availability, call handling times, and calls from non-network sources. Furthermore, the customer is unable to benefit from a multi-carrier environment. Many ACD switching system vendors provide private networking options that allow calls to flow from one system to another, but these systems consume network bandwidth and still do not optimize network resources. They are also ineffective in a multi-vendor ACD environment.

     Due to the migration towards open systems by the IXCs, customers are now able to control connections across interexchange carrier networks based on resources, customer profiles and other factors as determined by high-end enterprise-level software applications. ACDs and other customer premises-based switching systems have also opened control to computer applications. The evolution of Computer Telephony Integration (CTI) technology allows computer applications to interface with and control functions of the ACD or Private Branch Exchange (PBX). These applications are capable of utilizing business data, legacy systems and client/server systems and integrating them with existing telecommunications systems.

     To date, few organizations have fully realized the potential benefits offered by virtual call centers due to the lack of enterprise-wide call distribution. In particular, the need for enterprise-wide call distribution must be addressed as a prerequisite for a well-managed customer-focused call center. Traditional carrier services and ACD products have limited flexibility and are generally not scaleable to large enterprises. These solutions do not facilitate enterprise-wide call distribution since they offer only local routing within a stand-alone ACD, and do not enable a multi-vendor, multi-carrier solution. As a result, the Company believes that the need exists for flexible, scaleable, customer premises-based call processing software that will manage the control of customer-based switching systems, network routing, call queuing and voice services.

GEOTEL SOLUTION

     GeoTel's solution allows companies that utilize call center technology to deliver cost-effective, premium customer service. The Company's Intelligent CallRouter (ICR) enables enterprise-wide call routing and consolidated real-time management information at the network level. These capabilities are independent of the manufacturer of the ACD, PBX or key system to which they are attached. The ICR also provides interfaces to multiple carrier networks enabling call routing independent of the toll-free network provider.

     The ICR extends a corporation's existing public and private network solutions with enterprise-wide, intelligent call processing directed at organizations that utilize call center technologies to interact with their customers. The ICR allows corporations to blend the logic of both the carrier network and ACDs as well as business applications required to provide high-level customer service and customer contact support. By integrating all call center applications, a corporation can achieve large group efficiencies, such as utilizing available agents regardless of location, instead of physically adding staff to a specific call center. To achieve enterprise-wide call control, the ICR has visibility of all call answering resources, enabling the system to route calls and associated data transactions to the agent or skill group that best satisfies the rules established by the corporation. The ICR connects all call centers into a hierarchical, networked system, so that an enterprise routing application can receive the real-time status information required to control call transactions throughout the enterprise.

     The Company's solutions offer the following advantages:

     Virtual Call Center. The ICR transforms geographically dispersed agent groups connected to different ACDs and Voice Response Units (VRUs) into a single virtual team, reducing the number of agents required for a given service level, while offering a more uniform level of service to all callers. Since labor is a significant cost for service-oriented corporations, the ability to utilize agent resources more effectively provides a significant cost savings for the Company's customers. In addition, the ICR allows local ACD capabilities to be extended to the entire network. Sophisticated enterprise-wide call routing routines, such as those using customer account numbers or Automatic Number Identification (ANI), can be developed once and deployed at either the network level or in conjunction with an ACD or VRU at the customer's premises, or both.

     Multiple Carrier and Switch Interoperability. The Company's open solution does not require the customer to replace its existing premises-based equipment, switches or carriers, therefore extending their value in a "plug-and-play" environment. The Company's customers are also able to select among AT&T, MCI or Sprint, offering them the ability to leverage new features and cost saving opportunities from the major 800 providers. In addition, the ICR allows customers to remain vendor independent by supporting the major ACD switches -- Lucent DEFINITY(R), Aspect CallCenter(R), Northern Telecom Meridian(TM), Rockwell Galaxy(TM) and Rockwell Spectrum(TM).

     Real-Time Routing. The routing of customer calls is a real-time, mission-critical application. The ICR's Pre-Routing feature is the application of ACD-like call routing at the network level, before the caller hears ringing and before the call is sent to a given destination. Unlike any currently available call routing service offered by carriers, the Pre-Routing feature can route calls based on real-time knowledge of agent availability and queue status, not on a fixed percentage or allocation basis. The ICR recognizes where the call originates, gathers real-time information about the status of all call centers and agents, and then routes calls based on best available enterprise-wide capabilities and resources at the moment the call is received. Post-Routing is the control of calls already connected to an ACD or PBX, such as the intelligent transfer of calls from VRUs, agent-to-agent transfers and the overflow of calls between call centers. These capabilities enable the ICR to route calls on an individual call basis, across different ACDs and multiple carriers.

     Fault Tolerant Open Architecture. The ICR is designed to be fault tolerant to hardware component failures, communications network failures, asynchronous software errors and the catastrophic loss of a site supporting the ICR. The Company's technology utilizes an open architecture and is based on industry standard software, such as Windows NT, SQL Server and PowerBuilder. The ICR has been designed to integrate with existing call center applications and facilitate support of future applications. The Company has defined and published application programming interfaces for major call center applications such as workforce management, interactive VRUs and customer databases.

     Consolidated Management Reporting. The Company's call routing solution enables customers to manage their distributed call centers with consolidated, real-time and historical reporting. The ICR provides the ability to access and combine data from multiple databases, allowing the user to source best-of-class applications for call volume forecasting, agent scheduling, workflow management and screen-synchronization while maintaining an enterprise-wide view of the performance of their call centers.

STRATEGY

     The Company's primary business objective is to become the leading supplier of enterprise-wide call distribution software solutions. To achieve this objective, the Company is pursuing the following strategies:

     Extend Technology Leadership. Capitalizing on the Company's experience in call centers, communications and software technologies, the Company was the first to deliver a client/server-based application solely focused on enterprise-wide call distribution. The Company intends to continue to utilize and integrate industry available technologies whenever appropriate and focus its development resources on expanding the value-added call processing features required by its customers. The Company believes it distinguishes itself through its portfolio of supported ACDs, multi-carrier connectivity, product adaptability to business environments, implementation of industry standards, open systems platforms, scalability and product integration with most call center applications.

     Expand Enterprise Call Distribution. GeoTel intends to ensure that its call distribution technology continues to expand to include all of the answering resources available within a customer's business environment. This will include high-end production call centers, VRUs and distributed call answering resources including branch offices, remote agents and professionals, network resources and desktop applications. In June 1996, GeoTel delivered and installed ICR release Version 1.4 which includes support for the integration of VRUs. By integrating VRU systems, the Intelligent CallRouter extends routing control to network and premise VRUs, allows the corporation to use VRUs as an intelligent call answering resource in the virtual call center, and provides consolidated management information of VRU data. Intelligent CallRouter applications have been implemented in systems supporting as few as 200 and as many as 5,000 call center agents.

     Leverage Open Architecture. The Company continues to develop interfaces to both existing and emerging call center technologies provided by the vendors of market-leading technologies. The Company intends to provide its customers with the ability to protect their investment in current call center solutions, while providing value-added services and functionally beyond their existing infrastructure. This will be accomplished by adhering to open industry standard interfaces of other vendor products and publishing interfaces to the Company's call routing software platform for products and services such as ACDs, carrier networks, interactive VRUs and customer databases.

     Utilize Multiple Distribution Channels. The Company has established a multi-channel distribution system to cost-effectively address the potential market for its products. To date, the Company has generated the majority of its revenues through its direct sales force which maintains frequent customer contact and knowledge of customer applications. The Company's direct sales force is complemented by strategic sales channels, including its relationship with MCI, selected resellers and an international partner. The Company intends to expand both direct and indirect distribution channels and to penetrate international markets by expanding its relationships with the market leaders of toll-free services on a country-by-country basis.

     Ensure Customer Success. GeoTel believes that superior customer service, support and training are essential for customer satisfaction and are key to differentiating its overall product offering. The Company offers consulting and installation services to assist customers in designing and deploying call routing applications and also provides training for end-users and distribution partners. GeoTel intends to expand its own customer service, support and training activities, as well as to encourage third-party organizations, such as international partners, to become proficient in deploying the Company's products.

PRODUCTS

     The GeoTel Intelligent CallRouter is an advanced call-by-call routing server that supports multiple call routing clients independent of their location, ACD, IXC or VRU. The multi-carrier, multi-vendor capabilities of the ICR allow the user to focus on delivering premium customer service without the limitations of proprietary or custom-developed solutions. The ICR combines real-time call routing capabilities with an extensive management reporting system. Its open architecture enables interoperability with other call processing and call volume management systems within an enterprise and provides a means for integrating those various stand-alone solutions. The ICR can be interfaced to agent scheduling, workflow management and other call center management tools. The distributed software fault tolerance implemented in the Intelligent CallRouter provides the mission-critical reliability required for enterprise-wide call distribution.

     The principal function of the ICR is to route telephone calls among geographically distributed call centers in a way that optimizes the use of resources across all call centers or other answering locations. In order to perform these functions, the ICR utilizes network-based information on the origin of the call and information provided by the caller to match the caller with the skills of the available answering resources. The primary components of the ICR are a central routing controller, a database, and interfaces to the telephone network and call answering devices such as PBXs, ACDs and VRUs.

     The ICR is an open systems product that has been deployed on industry-standard platforms. The Company designed the system to support a broad range of intelligent telecommunications interfaces, industry standard MIS tools, computer platforms and a growing number of vertical market applications. The ICR uses Windows NT as the core multitasking operating environment. Windows NT allows customers to select from a variety of hardware platforms certified by the Company on which to deploy the ICR application. The database utilized by the ICR is Microsoft SQL Server for Windows NT, which provides an advanced, client/server database management system. The Company provides a monitoring and reporting system based on PowerBuilder, which is a Windows-based, client-server application development tool. PowerBuilder allows users to quickly and easily build sophisticated, graphical applications that can access information stored in multiple databases. Since the Company utilizes a database technology that is open database connectivity (ODBC) compliant, the customer may choose a reporting tool of its preference as an alternative to PowerBuilder. The following diagram illustrates the principal components of the ICR.

     The major components of the ICR are as follows:

     CallRouter. The core of the Intelligent CallRouter is a suite of software processes called the CallRouter that provides the central intelligence by which customers translate business goals into call routing decisions. The CallRouter receives and responds to routing requests from the routing clients (Network Interface Controllers and Peripheral Gateways), collects call center event activity from the Peripheral Gateways and communicates with users through desktop Admin Workstations. The CallRouter provides all the routing choices available in today's ACDs and applies them at the network level. The implementation of routing services on an enterprise basis creates a call center management model where geographically distributed call centers appear as if they were at one location. The ICR utilizes real-time, event-driven data such as agent status, queue status, and incoming call volume in making its call-by-call routing decisions. It allows customers to establish routing decisions for a wide range of agent and service performance metrics, including agent availability, the ratio of calls in progress to logged-in/ready agents, and the ratio of calls in queue to staffed/scheduled agents. The CallRouter makes routing decisions through user-defined call routing scripts.

The logic required to segment callers, identify their reason for calling, and then forward those requests for service to the appropriate agent(s) is defined in call routing objects. Having determined these routing guidelines, business rules are defined to arbitrate between routing options where the demand for a given skill or service resource exceeds availability. Threshold parameters can be input to allow for the use of backup agents under certain circumstances or to prioritize call handling of a given class of caller.

     Network Interface Controller (NIC). The NIC is the software interface between the Intelligent CallRouter and the interexchange carrier network. It communicates with the IXC network through the intelligent network control interfaces that have recently been made available by the carriers. The NIC receives call routing requests from the network, forwards them to the CallRouter, and returns responses to the carrier network. In effect, the NIC transforms the network into a routing client. This approach allows customers to control routing decisions at the network level and gain greater flexibility as they seek to further deploy advanced intelligent network services.

     Peripheral Gateway (PG). The PG software provides the interface between the CallRouter and the call center system (ACD, PBX, or VRU) that is being monitored and/or controlled by the ICR. The PG connects to the CTI link and/or ACD's management reporting system and obtains information regarding agent availability, agent performance, the number of calls in progress, and how they are being handled. To facilitate Post-Routing, the PG can also exert control over the ACD, PBX or VRU and instruct it where to route calls.

     Database Server. GeoTel's database technology reduces the performance constraints normally associated with ACD and network data aggregation. Operating in conjunction with the CallRouter, the ICR's Database Server stores and manages historical information, including Pre-Routing and Post-Routing records, routing scripts, and ICR configuration data. The ICR Database Server is a relational database that can collect and process large amounts of call and transaction data, including call handling, planning and performance data.

     Admin Workstation. The Intelligent CallRouter records call activity on an enterprise-wide basis and reports on this activity on a real-time basis utilizing the Admin Workstation. In addition to providing real-time call handling statistics, the ICR provides consolidated, historical reporting for all calls across all attached networks, ACDs, PBXs, and VRUs. Using any desktop workstation within the network, customers can mix and match data in virtually any combination, allowing analysis of real-time data with historical data. For example, customers may want to compare current performance to past performance over the last few minutes, days, or weeks.

     Software license fees for the Intelligent CallRouter vary significantly based on a number of factors, including the functionality of the system, the number of sites, the number of agents at each site and the level of redundancy required. The customer list price for software license fees for the Intelligent CallRouter software typically range from approximately $420,000 for a three site configuration with some redundancy to approximately $1,000,000 for an eight site configuration with extensive redundancy. The Company typically provides discounts based on volume purchases. The Company and its customers generally enter into maintenance agreements providing for ongoing service and product upgrades for a fixed annual fee. Maintenance services and installation services, which are not included in the license fee, amount to an additional 15% and 10%, respectively, of the list price license fee. Maintenance contracts are renewable on an annual basis.

TECHNOLOGY

     The Company has developed a number of innovative technologies to support its open strategy:

     Real-Time Routing. The ICR's real-time delivery of enterprise-wide call center data makes use of innovative Local and Wide Area Network (LAN/WAN) solutions to efficiently distribute information and facilitate connectivity. A mixed LAN/WAN environment is supplemented by dial capabilities for both casual access of data from remote premises as well as alarm notification and paging. All clients are configured with redundant data paths to central services for both configuring and monitoring the enterprise. The system is designed to run on single or multiple Windows NT server-class machines. Interprocess communication is efficient based on native capabilities within Windows NT integrated with the Company's processes. The architecture can scale to support very large numbers of agents, small offices, and home agents.

     Fault Tolerance. To meet rigorous requirements for system reliability in the call processing market, the Company has developed innovative industry standard fault tolerant software solutions to provide not only tolerance of hardware, software and communications failures, but also for the loss of an entire site. The Company's software technology relating to virtual time synchronization provides fault tolerance at the process level and includes protection against single-point hardware failures. Detection of failures is immediate and the Company has augmented standard TCP/IP protocols with features designed to minimize outages due to communications failures.

     Remote Support and Diagnostics Technology. The ICR incorporates extensive system management capabilities, including alarming with automatic "phone home" and paging capabilities; symmetric database replication; intelligent PC Server node management; and tools to provide graphical representations of system status. Consistent with an open architecture, the system will export Simple Network Management Protocol (SNMP) "traps" to management systems. Fully redundant communications paths are enhanced with real-time detection of communications failures with near instantaneous switch-over to redundant links.

     Carrier Connectivity. The ICR meets the certification standards of all three of the major U.S. interexchange carrier networks, AT&T, MCI and Sprint, by interfacing with the SS7, UDP/IP, and X.25 networks, respectively, using the proprietary protocols of each carrier. The ICR architecture is designed to support the introduction of other network interfaces as the Telecommunications Act of 1996 enables the entry of other providers into the toll-free marketplace. In addition, the Company is developing interfaces for several international carriers.

     Premises-based Switching/Call Processing lnterfaces. The Company has developed event-based interfaces to all of the major ACDs. The ICR currently supports five switches: Lucent DEFINITY, Aspect CallCenter, NTI Meridian, Rockwell Galaxy and Rockwell Spectrum. By developing event-based tracking of the ACDs (detecting when any event of interest happens at the ACD), the ICR has the capability to report accurate enterprise-wide statistics and know accurately which agents are available and skilled to handle incoming calls. The ICR can also control, via Post-Routing, how calls directed to or from the switch are subsequently routed and has the ability to deliver CTI information. By designing the ICR to have the capability to interface to all ACDs, PBXs, VRUs, and other premises-based equipment, the ICR enables customers to utilize equipment from multiple vendors allowing effective use of a multi-vendor switching environment. In contrast, proprietary solutions require all switches to be purchased from the same vendor.

     Visual Script Editor. The ICR uses visual/object-based call routing scripts controlled and defined by the customer. The Visual Script Editor is used to describe how calls are to be routed on a call-by-call basis. Each dialed number can have a unique treatment or can be handled with a collection of other dialed numbers. Many scripting objects are defined to assist the script designer in choosing an appropriate algorithm. The Database Lookup and Application Gateway objects enable the Script editor to import, in real-time, external database information or arbitrary data that can be used in subsequent script objects.

SALES AND MARKETING

     The Company's distribution strategy is to sell its software products and services to major corporations who are significant users of inbound toll-free services, and have multiple locations with resources that respond to incoming calls. The Company uses a direct sales force in the United States as its primary distribution channel to market to these companies. There are currently nine direct sales representatives located in eight offices throughout the U.S. Each sales representative carries a quota for a defined geographic territory and is compensated for all sales within the territory. The Company's sales strategy is based on a consultative sales process, working closely with customers to understand and define their needs and determine how they can be addressed by the Company's products. This strategy continues after the initial sale. The Company, through ongoing sales, support, training, and maintenance, maintains close contact with its existing customers in order to determine the customers' evolving requirements for updates and enhancements.

     In addition to the direct sales organization, the Company has signed agreements with MCI and Optus to complement direct sales and provide international distribution. MCI has signed a three-year renewable agreement with the Company to offer its products as a service to customers on a worldwide basis. Optus is a distributor of the Company's products in the Australian and New Zealand markets. To complement its domestic sales strategy, the Company intends to develop its sales channels for its products in the international markets. The Company plans to continue to address international markets by using its direct sales force and expects to add several other distribution partners.

     The Company supports its distribution strategy with a variety of focused marketing activities designed to identify qualified prospects and expand the Company's reputation. The Company attends several industry trade shows, conducts numerous informational seminars in different cities, regularly speaks at industry events, publishes articles and white papers, and uses direct mail. In addition, the telecommunications marketplace is heavily influenced by reference accounts and, as such, the Company is dependent upon its existing customers for favorable references.

     As part of its marketing and product strategy, the Company cultivates relationships with the major ACD/PBX vendors and VRU vendors, as well as the interexchange carriers. Equipment from each of the ACD/PBX vendors is maintained at the Company's facilities and technical discussions are ongoing to ensure tight integration with the various switches. The Company intends to continue to expand the range and number of products it supports based on customer requests and market opportunities.

     The Company currently derives substantially all of its revenues from licenses of the Intelligent CallRouter and related services. A significant portion of the Company's revenues to date has been derived from a limited number of customers. International sales represented 15.3% of revenues in 1996. More information regarding the Company's revenues is included under the heading "Risk Factors That May Affect Future Results," and Footnote J in Item 8 under "Notes to Consolidated Financial Statements."

CUSTOMER SERVICE AND SUPPORT

     The Company believes that high quality customer service and support are integral components of the solutions it offers. The Company's customer service and support organization provides customers with technical support, training, consulting and implementation/installation services. The Company believes that in order to meet its customers' support expectations it must invest in and leverage technology to build its service infrastructure. As of December 31, 1996, the Company had 16 employees in its customer service and support organization. All of the Company's customers currently have software maintenance agreements with the Company that provide for one or more of the following services:

     Software Maintenance and Support. The Company's support organization offers a variety of support services to its customers including telephone, electronic mail and facsimile customer support through its support services staff. In addition, the product provides a "call home" application which allows customers to request service on-line. Initial product license fees do not cover software maintenance. Through its standard customer support package, the Company provides its customers with 12-hour weekday telephone support and 24-hour monitoring and quick response through use of the Company's remote support technology. Periodic product updates and maintenance releases are included with the annual support fees for the Company's standard support package, which is 15% of the then-current list price of the licensed products.

     Documentation and Training. The Company provides each customer with product design, documentation and training. The product includes an easy-to-use graphical user applications interface with on-line help. A complete library of end-user documentation is also provided with each system. The Company offers comprehensive training courses in all aspects of the product at its facility in Littleton, Massachusetts, and at the customer's option, provides on-site customer training upon request. Fees for education and training services, beyond those services provided as a part of installation services, are in addition to and separate from the license fees charged for the Company's software products and are charged per student, per class or on a time and materials basis.

     Consulting. The Company's application consultants are available to work closely with customers to provide assistance concerning application design and report customization. Fees for consulting services are charged separately from the Company's software products on a time and materials basis. In addition, the Company intends to continue to develop relationships with third-party consulting organizations in order to support its customer base.

     Installation Services. The Company provides customers with comprehensive installation services, including initial application design, implementation planning, system design support, project management, initial education and training, and coordination of third-party software and hardware acquisition. The Company's fee for installation services is charged separately from the Company's licensing fees and is based on a percentage of the current list price of the products being installed. Fees for the Company's standard installation services are typically 10% of the then-current list price of the licensed products.

PRODUCT DEVELOPMENT

     Since its inception, the Company has made substantial investments in product development. The Company's development organization was built upon a base of software professionals with extensive experience in operating systems, communications, fault tolerance, and software quality processes. Customer experience and direct input to the product planning process is reflected in all products designed and delivered by the Company.

     The Company announced the Intelligent CallRouter in August 1994 and began customer shipments in May 1995. The Company plans to introduce enhancements to the Intelligent CallRouter and new products that can be sold to existing and new customers. The Company is currently working on several strategic projects that will enhance the ICR product in the areas of desktop integration, computer telephony integration, and the use of the Internet and Intranets. There is also a significant emphasis on enhancing the product to work in international markets.

     The Company intends to expand its existing product offerings and introduce new products for the call processing software market. Although the Company expects that most of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties and evaluate third-party applications for inclusion within its products on an ongoing basis. The Company believes that its future performance will depend, in large part, on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness, meet an expanding range of customer requirements and continue to recruit highly-skilled and qualified software professionals.

     As of December 31, 1996, the Company's product development, quality assurance and technical writing staff consisted of 28 employees. The Company's total expenses for research and development for 1996, 1995 and 1994 were $3,086,000, $2,322,000 and $1,879,000, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

COMPETITION

     The market for telecommunications software products is intensely competitive and is subject to rapid technological change. Although to date the Company has experienced limited competition, the Company expects competition to increase significantly in the future. Currently, the Company's principal competitors are the interexchange carriers, particularly AT&T, and to a lesser extent MCI and Sprint, which provide proprietary call routing solutions as part of their service offerings. In addition, a number of other companies have introduced or announced their intention to introduce products that could be competitive with the Company's products, including Genesys Telecommunications Laboratories and IEX Corporation. Additional competitors, including traditional ACD providers, such as Lucent Technologies, Aspect Telecommunications Corporation, Northern Telecommunications, Inc. and Rockwell International Corporation, may enter the market by enhancing their proprietary private network solutions or by entering into arrangements with the interexchange carriers. The Company believes that, to date, approximately one-half of the Company's customers have purchased the Company's products to replace or enhance existing call routing solutions offered by the interexchange carriers. The Company's other customers have purchased the Company's products in order to implement a virtual call center solution for the first time. This additional competition could adversely affect the Company's sales and profitability through price reductions, reduced gross margins and loss of market share. In particular, should one or more interexchange carriers, including MCI, Optus and Sprint which are customers of the Company, choose to provide or distribute competitive products and services, the Company's business could be materially adversely affected. Many of the Company's current and potential competitors have substantially greater financial, marketing and technical resources than the Company.

     The Company believes that the principal competitive factors affecting its market include product performance and functionality, customer service and support, product reputation, company reputation, carrier support, ACD support, fault tolerance, adaptability to individual customer call routing requirements, scalability, ability to integrate with third party products, ease-of-use, price, and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical, and other resources than the Company.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies primarily on a combination of patent, copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect its proprietary rights. The Company has been issued one patent relating to the architecture, operating methodologies and interfaces of the Company's Intelligent CallRouter. The Company also has one patent application pending in the United States and internationally. While the Company believes that its pending patent application relates to a patentable invention, there can be no assurance that such patent application or any future patent application will be granted or that any patent relied upon by the Company will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide competitive advantages to the Company. Moreover, despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain the use of information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, resulting in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The software and network adapter necessary to enable the Company's Intelligent CallRouter to interface with the AT&T network is licensed by the Company from a single vendor under a perpetual, fully-paid license. Although the Company has access to the source code underlying this software and rights to manufacture the network adapter, if for any reason the vendor does not make the software or network adapter available to the Company, there can be no assurance that the Company will be able to develop these products on a timely basis.

     Intelligent CallRouter, Pre-Routing and Post-Routing are registered trademarks of the Company and GeoTel is a trademark of the Company. All other trademarks and tradenames referred to in this Annual Report are the property of their respective owners.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 74 employees, all of whom are based in the United States. Of the total, 31 were in research and development, 16 were in support and support services, 19 were in sales and marketing and 8 were in administration and finance. The Company's future performance depends in significant part upon the continued service of its key technical, sales and marketing, and senior management personnel and its continuing ability to attract and retain highly qualified technical, sales and marketing, and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2:  PROPERTIES

     The Company's executive office is located in Littleton, Massachusetts in a facility consisting of 14,356 square feet, under a lease which expires in December 1998. In addition, the Company leases office space in the metropolitan areas of Atlanta, Chicago, Dallas, Philadelphia, Phoenix and Washington, D.C. The Company entered into a sublease agreement in February 1997 for office space for its new executive office in Lowell, Massachusetts. Initially, the Company will have the use of 31,770 square feet which will increase by an additional 15,885 square feet on January 1, 1998 and by a further addition of 15,885 square feet on January 1, 1999. Annual operating sublease payments during the sublease term will range from $302,000 in the first year to $731,000 beginning in 1999 and through the remainder of the lease term. The Company has the right, with proper notice, to terminate this sublease at the end of the sixth year of the sublease. Management believes that its new facilities will meet its needs for the next twelve months and that it will be able to negotiate a termination of its current lease or sublease the space.

ITEM 3:  LEGAL PROCEEDINGS

     On January 31, 1997 the Company filed suit for patent infringement against Genesys Telecommunications Laboratories, Inc. ("Genesys"), of San Francisco, Calif., in the U.S. District Court for the District of Massachusetts. In the action, the Company, owner of U.S. Patent No. 5,546,452, alleges that certain of Genesys' products infringe the Company's patent. The Company is seeking damages and injunctive relief.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company became subject to the reporting requirements of the Securities Exchange Act of 1934 on November 20, 1996. There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. Executive officers of the Company are elected by the Board of Directors on an annual basis and service until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

     The executive officers of the Company, and their ages as of December 31, 1996, are as follows:

              NAME                 AGE                     POSITION
---------------------------------  ---   --------------------------------------------
John C. Thibault.................  43    President, Chief Executive Officer and
                                         Director
Louis J. Volpe...................  47    Senior Vice President of Sales and Marketing
Timothy J. Allen.................  47    Vice President of Finance, Chief Financial
                                         Officer, Treasurer and Assistant Secretary
G. Wayne Andrews.................  45    Vice President, Chief Technology Officer and
                                         Director
Steven H. Webber.................  52    Vice President of Engineering

---------------

     John C. Thibault has served as President, Chief Executive Officer and Director of the Company since January 1994. From April 1991 to October 1993, Mr. Thibault served as President, Chief Executive Officer and Director of Coral Network Corporation. From April 1988 to April 1991, Mr. Thibault served as an officer of Motorola, Inc. and Senior Vice President and General Manager of Motorola's Codex product division. From May 1986 to April 1988, Mr. Thibault was President and Chief Executive Officer of PBX manufacturer Intecom, Inc., a subsidiary of Wang Laboratories. Prior to his position at Intecom, he held several senior management positions over an 11-year period with Wang.

     Louis J. Volpe has served as Senior Vice President of Sales and Marketing of the Company since May 1996. From February 1995 to April 1996, Mr. Volpe served as Vice President of Marketing of the Company. Mr. Volpe served as Senior Vice President of Marketing and Operations of Parametric Technology Corporation from May 1993 to January 1995 and as Vice President of Marketing and Operations from September 1989 to May 1993. Prior to Parametric, Mr. Volpe was an executive at Prime Computer. Mr. Volpe is a director of Pure Atria, Inc. and Softdesk Inc., each of which is a publicly-traded company.

     Timothy J. Allen has served as Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company since February 1995. From March 1990 to September 1994, Mr. Allen served as Vice President and Chief Financial Officer of Object Design, Inc. From July 1988 to October 1989, Mr. Allen served as Vice President of Finance and Chief Accounting Officer for Xyvision Inc. From January 1983 to June 1988, Mr. Allen served as Xyvision's corporate controller. Prior to joining Xyvision, Mr. Allen was Corporate Controller at Nixdorf Computer Corporation.

     G. Wayne Andrews a co-founder of the Company, has served as a Director of the Company since June 1993 and as Vice President and Chief Technical Officer of the Company since January 1994 and served as President of the Company from June 1993 to December 1993. From October 1989 to December 1992, Mr. Andrews was co-founder and Vice President of Teloquent Communications Corporation. At Teloquent, Mr. Andrews held positions as Vice President Product Management, Vice President Engineering and Vice President Customer Support. Prior to co-founding Teloquent, Mr. Andrews was Director, International Development Center, and Director, Advanced Switching Systems at Teknekron Infoswitch Corp.

     Steven H. Webber a co-founder of the Company, has served as Vice President of Engineering of the Company since October 1993. Prior to joining the Company, Mr. Webber held a number of key technical and management positions with Stratus Computer Inc., including Chief Technical Advisor and Director of Strategic Planning. Prior to Stratus, Mr. Webber held a number of key technical positions at Honeywell Information Systems, Inc. and Massachusetts Institute of Technology.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol: "GEOC". The following table sets forth, for the periods indicated, the range of high and low bid prices for the Company's common stock as reported by the Nasdaq Stock Market.

                                                                      YEAR ENDED
                                                                  DECEMBER 31, 1996
                                                                  ------------------
                                                                   HIGH        LOW
                                                                  -------     ------
          Fourth Quarter (Commencing on November 20, 1996) .....  $18.125     $12.00

     The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. The Company presently intends to retain its earnings to finance further growth of its business. As of March 14, 1997, the Company's common stock was held by approximately 104 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or street name accounts through various brokerage firms. The Company estimates that there are over 1,000 shareholders who hold their stock in nominee or street name accounts.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                                             INCEPTION
                                           (JUNE 4, 1993)
                                              THROUGH                YEAR ENDED DECEMBER 31,
                                            DECEMBER 31,     ----------------------------------------
                                                1993            1994          1995           1996
                                           --------------    ----------    -----------    -----------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Software license....................                                  $     1,360    $     7,880
     Services and other..................                                          174          1,167
                                             ----------      ----------    -----------    -----------
     Total revenues......................                                        1,534          9,047
Cost of Revenues:
     Cost of software license............                                          264            297
     Cost of services and other..........                                          611          1,414
                                             ----------      ----------    -----------    -----------
     Total cost of revenues..............                                          875          1,711
                                             ----------      ----------    -----------    -----------
Gross profit.............................                                          659          7,336
                                             ----------      ----------    -----------    -----------
Operating Expenses:
     Research and development............    $      140      $    1,879          2,322          3,086
     Sales and marketing.................            --             570          1,476          2,760
     General and administrative..........           261             641            887          1,052
                                             ----------      ----------    -----------    -----------
     Total operating costs...............           401           3,090          4,685          6,898
                                             ----------      ----------    -----------    -----------
Income (loss) from operations............          (401)         (3,090)        (4,026)           438
Interest income, net.....................            24             124            164            316
                                             ----------      ----------    -----------    -----------
Net income (loss)........................          (377)         (2,966)        (3,862)           754
Accretion of convertible preferred stock
  to redemption value....................            (4)            (35)           (77)           (97)
                                             ----------      ----------    -----------    -----------
Net income (loss) available
  (attributable) to common
  stockholders...........................    $     (381)     $   (3,001)   $    (3,939)   $       657
                                             ==========      ==========    ===========    ===========
Net income (loss) available
  (attributable) to common
  stockholders...........................    $    (0.20)     $    (1.10)   $     (1.25)   $      0.06
                                             ==========      ==========    ===========    ===========
Weighted average number of common and
  common equivalent shares...............     1,950,088       2,724,895      3,154,729     11,730,906
                                             ==========      ==========    ===========    ===========
Supplemental Basis (See Note B):
Net income (loss) per common and common
  equivalent share.......................    $    (0.11)     $    (0.40)   $     (0.37)   $      0.06
                                             ==========      ==========    ===========    ===========
Weighted average number of common and
  common equivalent shares...............     3,509,584       7,476,726     10,365,465     11,730,906
                                             ==========      ==========    ===========    ===========

                                                                 AT DECEMBER 31,
                                                 ------------------------------------------------
                                                  1993         1994          1995          1996
                                                 ------       -------       -------       -------
BALANCE SHEET DATA:
Cash and cash equivalents....................    $  451       $ 3,793       $ 4,537       $33,263
Working capital..............................     2,841         4,249         4,292        31,421
Total assets.................................     3,020         5,483         6,449        36,924
Long-term debt, less current portion.........        --           338           408            --
Convertible preferred stock..................     3,267         7,937        11,986            --
Total stockholders' equity (deficit).........    $ (370)      $(3,357)      $(7,312)      $32,437

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in June 1993 to develop telecommunications software solutions that enable enhanced call center applications. From inception through the first half of 1995, the Company was engaged principally in research and product development of its Intelligent CallRouter product. The Company's first customer installation of the Intelligent CallRouter occurred in May 1995 and the Company recognized its first revenue from customer shipments in the fourth quarter of 1995. The Company initially achieved profitability in the first quarter of 1996. Unit shipments have grown due to increasing market acceptance of the Company's product and increases in the size of the Company's direct sales force. The Company expects that the Intelligent CallRouter product will account for substantially all of its revenue for the foreseeable future. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current Intelligent CallRouter product line, develop new products that achieve market acceptance, maintain technological competitiveness, meet an expanding range of customer requirements and continue to recruit highly skilled and qualified software professionals. The Company primarily markets its products in the United States through a direct sales force which is complemented by strategic sales channels, selected resellers and international partners.

     The Company's revenue is derived from two sources: software licenses and services. Software license revenue, which has historically represented the majority of the Company's total revenue, is generally payable within thirty days of product acceptance. The Company recognizes software license fee revenues upon shipment unless there are significant post-delivery obligations. When significant post-delivery obligations exist, revenues are deferred until such obligations have been satisfied. Service revenues consist primarily of maintenance, installation and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Installation and training revenues are recognized when the services are performed.

     A significant portion of the Company's revenues to date has been derived from a limited number of customers. Revenues attributable to the Company's five largest customers accounted for approximately 94.4% and 49.1% of the Company's total revenues in 1995 and 1996, respectively. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods.

     The Company has experienced substantial revenue growth since product introduction and first achieved profitability in the first quarter of 1996. However, due to the Company's limited operating history there can be no assurance that such revenue growth and profitability will continue in the future on a quarterly or annual basis. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase. Although demand for the Intelligent CallRouter has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in these environments.

     The Company's quarterly operating results may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, order cancellations by customers, changes in operating expenses, changes in Company strategy, personnel changes, and general economic factors. The Company's expense levels are based, in part, on its expectations of future revenues and to a large extent are fixed in the short-term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

OPERATING RESULTS

     The following table presents selected unaudited financial information for the Company's last five quarters (since the Company began recognizing revenue), as well as the percentage of the Company's total revenues represented by each item. The Company has not included quarterly financial information for any quarter prior to the quarter ended December 31, 1995 as the Company was a development stage enterprise and expenses in those quarters related primarily to the research and development of the Company's products and initial marketing efforts. In the opinion of the Company's management, this unaudited information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                                    QUARTER ENDED
                                          ------------------------------------------------------------------
                                          DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                              1995         1996        1996         1996            1996
                                          ------------   ---------   --------   -------------   ------------
                                                                    (IN THOUSANDS)
Revenues:
     Software license...................     $1,360       $ 1,705     $1,837       $ 2,076         $2,262
     Services and other.................        174           134        212           320            501
                                             ------       -------     ------       -------         ------
     Total revenues.....................      1,534         1,839      2,049         2,396          2,763
                                             ------       -------     ------       -------         ------
Cost of Revenues:
     Cost of software license...........        264            75        108            52             62
     Cost of services and other.........        240           278        338           372            426
                                             ------       -------     ------       -------         ------
     Total cost of revenues.............        504           353        446           424            488
                                             ------       -------     ------       -------         ------
Gross Profit............................      1,030         1,486      1,603         1,972          2,275
                                             ------       -------     ------       -------         ------
Operating Expenses:
     Research and development...........        601           656        734           820            876
     Sales and marketing................        479           621        575           773            791
     General and administrative.........        386           204        242           259            347
                                             ------       -------     ------       -------         ------
     Total operating costs..............      1,466         1,481      1,551         1,852          2,014
                                             ------       -------     ------       -------         ------
Income (loss) from operations...........       (436)            5         52           120            261
Interest income, net....................         52            40         45            46            185
                                             ------       -------     ------       -------         ------
Net income (loss).......................     $ (384)      $    45     $   97       $   166         $  446
                                             ======       =======     ======       =======         ======

                                                                    QUARTER ENDED
                                          ------------------------------------------------------------------
                                          DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                              1995         1996        1996         1996            1996
                                          ------------   ---------   --------   -------------   ------------
                                                               (PERCENTAGE OF REVENUES)
Revenues:
     Software license...................       88.6%        92.7%       89.7%        86.7%           81.9%
     Services and other.................       11.4          7.3        10.3         13.3            18.1
                                             ------        -----       -----        -----           -----
     Total revenues.....................      100.0        100.0       100.0        100.0           100.0
                                             ------        -----       -----        -----           -----
Cost of Revenues:
     Cost of software license...........       17.2          4.1         5.3          2.2             2.2
     Cost of services and other.........       15.6         15.6        16.5         15.5            15.4
                                             ------        -----       -----        -----           -----
     Total cost of revenues.............       32.8         19.2        21.8         17.7            17.6
                                             ------        -----       -----        -----           -----
Gross Profit............................       67.2         80.8        78.2         82.3            82.4
                                             ------        -----       -----        -----           -----
Operating Expenses:
     Research and development...........       39.2         35.7        35.8         34.2            31.7
     Sales and marketing................       31.2         33.8        28.1         32.3            28.6
     General and administrative.........       25.2         11.1        11.8         10.8            12.6
                                             ------        -----       -----        -----           -----
     Total operating costs..............       95.6         80.6        75.7         77.3            72.9
                                             ------        -----       -----        -----           -----
Income (loss) from operations...........     (28.4)          0.2         2.5          5.0             9.5
Interest income, net....................        3.4          2.2         2.2          1.9             6.6
                                             ------        -----       -----        -----           -----
Net income (loss).......................      (25.0)%        2.4%        4.7%         6.9%           16.1%
                                             ======        =====       =====        =====           =====

REVENUES

     Revenues consist of software license fees and services. The Company recorded no revenues until the fourth quarter of 1995. Since the fourth quarter of 1995, the Company's quarterly revenues have increased sequentially by 19.9%, 11.4%, 16.9% and 15.3% for the first, second, third and fourth quarters of 1996, respectively. The increases were due to increases in unit sales. The Company did not record any revenues from international sales until the first quarter of 1996. International sales represented 15.3% of revenues for the year ended December 31, 1996. The Company believes that it will continue to derive a significant portion of its revenues from international sales and that international revenue will comprise a larger percentage of total revenue in future years. To date, the Company's international sales have been denominated in U.S. currency. Most of the Company's revenues have been from software license and installation revenues. The Company anticipates that maintenance revenues will increase as a percentage of revenues as the Company's customer base increases. Service and other revenues for the fourth quarter of 1995 were derived solely from installation services. Installation, maintenance services and other revenue represented 58.9%, 31.4% and 9.7%, respectively, of total service and other revenues for the year ended December 31, 1996. Service and other revenues increased as a percentage of total revenue during 1996 due to the increase in maintenance revenue. Maintenance revenue has increased as a result of the increase in Company's customer base. Installation services are one time sales. Maintenance contracts are generally twelve months in duration and are subject to customer renewal.

COST OF REVENUES

     To date, cost of software licenses consists principally of product warranty costs and costs attributable to a discontinued marketing program offered to the Company's first five customers. Cost of software licenses as a percentage of software license revenue were 19.4%, 4.4%, 5.9%, 2.5% and 2.7% for the fourth quarter of 1995 and the first, second, third and fourth quarter of 1996, respectively. The decreases in percentage from the fourth quarter of 1995 resulted from a decrease in hardware costs. As part of the initial introduction of the Company's software products, the Company purchased and resold certain hardware required by customers in order to implement the Company's products. This program was discontinued as the Company's general practice in September 1995. The Company does not anticipate that hardware costs will represent a significant portion of cost of revenues in the future. The increase in dollars and as a percentage of software license revenue in the second quarter of 1996 as compared to any other quarter in 1996, was the result of an increase in the provision for warranty expense. The Company believes that in future periods, the percentage of cost of software licenses will approximate the percentages realized in the third and fourth quarters of 1996.

     Cost of services consists principally of the costs incurred to provide installation, consulting, maintenance and training services. The expenses incurred to provide these services are comprised primarily of personnel costs, travel and facility costs. Cost of services as a percentage of services and other revenues were 137.9%, 207.5%, 159.4%, 116.3% and 85.0% for the fourth quarter of 1995 and the first, second, third and fourth quarter of 1996, respectively. The dollar increases were a result of start-up costs associated with building a customer support infrastructure to handle the anticipated future growth in customers. The Company anticipates that the cost of services will increase in absolute dollars, while decreasing as a percentage of services and other revenues in the foreseeable future. In the fourth quarter of 1996, revenues from services and other revenue exceeded the related costs of services and other expenses. The Company believes this trend will continue in the future as the Company continues to experience the anticipated efficiencies from a growing customer base and as maintenance customer renewals increase.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist principally of personnel and facility costs. Research and development expenses as a percentage of total revenues were 39.2%, 35.7%, 35.8%, 34.2% and 31.7% for the fourth quarter of 1995 and the first, second, third and fourth quarter of 1996, respectively. The decrease in percentage from the fourth quarter of 1995 to the first quarter in 1996 was the result of expenses remaining relatively constant during the period while the Company experienced significant revenue growth. The increase in absolute dollars from the fourth quarter of 1995 through the fourth quarter of

1996 was the result of an increase in employees and the associated hiring costs. The major product development efforts in 1996 related to the development of significant enhancements to the Company's ICR product such as expanding the products interface compatibility through the addition of new ACD interfaces, interfaces to Voice Response Units ("VRU's"), engineering the product to operate in a service bureau environment (i.e. one system supporting several customers) and improvements in the existing graphical user interface and security features of the product. The Company anticipates that research and development expenses will continue to increase in absolute dollars, while decreasing as a percentage of total revenues in the foreseeable future.

     Sales and Marketing. Sales and marketing expenses consist principally of personnel costs, travel, promotional expenses and facility costs. Sales and marketing expenses as a percentage of total revenues were 31.2%, 33.8%, 28.1%, 32.3% and 28.6% for the fourth quarter of 1995 and the first, second, third and fourth quarter of 1996, respectively. The Company recorded a charge associated with the termination of an employee in the first quarter of 1996. Excluding this charge, the Company would have experienced an increase in sales and marketing expenses in absolute dollars but a decrease as a percentage of total revenues from the preceding quarter because of the increase in revenue during the periods. The decrease in the percentage of sales and marketing expenses in the fourth quarter from the third quarter of 1996 was the result of the increase in revenue in the fourth quarter while the Company maintained spending at the same level as the third quarter of 1996. The increase in sales and marketing expenses was the result of adding sales personnel to the direct sales force and an increase in commission expense attributable to higher sales. The Company anticipates that sales and marketing expenses will increase in absolute dollars and as a percentage of total revenues in the foreseeable future.

     General and Administrative. General and administrative expenses consist principally of personnel costs for administrative, finance, information systems, human resources and general management personnel, as well as legal expenses and facility costs. General and administrative expenses as a percentage of total revenues were 25.2%, 11.1%, 11.8%, 10.8% and 12.6% for the fourth quarter of 1995 and the first, second, third and fourth quarter of 1996, respectively. General and administrative expenses in the fourth quarter of 1995 were higher than in any of the quarters in 1996 principally due to the settlement of litigation for approximately $127,000. General and administrative expenses have been increasing in absolute dollars since the first quarter of 1996 due to an increase in employees and travel. The significant increase in absolute dollars in the fourth quarter of 1996 compared to the prior quarters of 1996, was the result of the Company recognizing an expense of approximately $69,000 relating to the forgiveness of a note receivable and compensation to offset the associated officer's income taxes. Excluding this charge, the Company would have experienced an increase in general and administrative expenses in absolute dollars but a decrease as a percentage of total revenues from the prior quarters in 1996. The Company anticipates that general and administrative expenses will increase in absolute dollars, while decreasing as a percentage of total revenues for the foreseeable future.

INTEREST INCOME, NET

     Interest income, net, of $52,000, $40,000, $45,000, $46,000 and $185,000
for the fourth quarter of 1995 and the first, second, third and fourth quarter of 1996, respectively, resulted from investments of the Company's cash balances, net of interest expense incurred on bank term notes. In the fourth quarter 1996, the Company raised approximately $26,669,000 in cash from its initial public offering. The Company used a portion of the proceeds from the offering to repay in full the Company's outstanding debt and invested the remainder of the proceeds. Interest income increased significantly in the fourth quarter due to the increase in cash invested.

PROVISION FOR INCOME TAXES

     No income tax provision was recorded for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994 as the Company has not reported taxable income in those periods. As of December 31, 1996, the Company had capitalized start-up costs of approximately $4,800,000 that are amortized to offset taxable income over the five year period beginning in 1994 and net operating loss carryforwards of approximately $1,111,000 for federal and state income tax purposes that may be used to offset future federal income tax, if any. The Company also has $223,000 of federal research and development tax credits which expire beginning in the year 2009 if not utilized. An ownership change, as defined in the Tax Reform Act of 1986, may restrict the utilization of certain tax attributes. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the limited history of operating profits. See the Consolidated Financial Statements and Notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, prior to its initial public offering on November 20, 1996, had financed its operations since inception primarily by the private sales of equity securities pursuant to which the Company received approximately $12,123,000 and by bank term notes to finance purchases of equipment. The principal uses of cash have been to fund research and development of the Company's products and initial marketing of the products and to purchase capital equipment. On November 20, 1996, the Company completed its initial public offering of common stock, which generated net proceeds of $26,669,000. The Company used approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. At December 31, 1996, the Company had cash and cash equivalents of $33,263,000. As of December 31, 1996, the Company had $2,121,000 in accounts receivable. The Company's working capital increased to $31,421,000 at December 31, 1996 from $4,292,000 at December 31, 1995.

     The Company's operating activities provided cash of $3,306,000 in 1996 and used cash of $3,940.000 and 2,511,000 in 1995 and 1994, respectively. The Company was in the development stage up until the fourth quarter of 1995 which resulted in a negative cash flow from operations. In 1996, the Company experienced significant positive cash flow as a result of achieving profitability of $754,000 in its first full year of revenues and due to the increase in deferred revenue of $2,017,000 partially offset by an increase in receivables of $1,106,000.

     Cash used in investing activities in 1996 was $743,000 for capital expenditures. Cash provided from investing activities was $472,000 and $752,000 in 1995 and 1994, respectively. The positive cash flow in those years was the result of the sale and maturity of marketable securities partially offset by capital expenditures.

     Cash provided by financing activities was $26,163,000, $4,212,000 and $5,101,000 in 1996, 1995 and 1994, respectively. In 1996, the positive cash flow was primarily the result of the Company's initial public offering of common stock. In 1995 and 1994, the financing activities consisted primarily of the sale of Convertible Preferred Stock.

     As of December 31, 1996, the Company had no material commitments for capital expenditures.

     The Company believes that existing cash balances, funds available under the equipment line and funds generated by operations, will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next twelve months.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a highly competitive and changing environment that involve a number of risks, some of which are beyond the Company's control. The following discussion highlights a number of these risks.

     These discussions involve forward looking statements that involve a number of risks and uncertainties that could cause future results to differ materially. Among these risk factors are continuing acceptance of GeoTel's products in the marketplace, the Company's ability to grow from the sales of these products, general competitive pressures in the marketplace, and the continued overall growth in the market for telecommunications software products.

     Limited Operating History; Future Operating Results Uncertain. The Company was incorporated in June 1993 and did not begin shipping products until May 1995. As of December 31, 1996, the Company had an accumulated deficit of $6,455,000. The Company has experienced substantial revenue growth since product introduction, and first achieved profitability in the first quarter of 1996. However, due to the Company's limited operating history there can be no assurance that such revenue growth and profitability will continue on a quarterly or annual basis in the future. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase.

     Potential Fluctuations in Quarterly Operating Results. The Company's quarterly operating results may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, order cancellations by customers, the lengthy sales cycles of the Company's products, changes in operating expenses, changes in Company strategy, personnel changes and general economic factors. Product revenues are also difficult to forecast because the market for the Company's software products is rapidly evolving, and the Company's sales cycle varies substantially from customer to customer. A significant portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees may cause material fluctuations in the Company's business, operating results and financial condition. The Company's products and services generally require capital expenditures by customers as well as the commitment of resources to implement the Company's products. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last month of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

     Potential Volatility of Stock Price. The market price of the Company's Common Stock may be volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's quarterly operating results, announcements of new products by the Company or its competitors, developments with respect to conditions and trends in the telecommunications industry, government regulation, changes in estimates by securities analysts of the Company's future performance, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have adversely affected the market prices of securities of companies for reasons unrelated to their operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations. These broad market fluctuations may adversely affect the market price of the Common Stock.

     Risks Associated with Customer Concentration and One-Time License Fees. A significant portion of the Company's revenues to date has been derived from a limited number of customers. Revenues attributable to the Company's five largest customers accounted for approximately 94.4% and 49.1% of the Company's total revenues in 1995 and 1996, respectively. Fidelity, Sprint and America Online accounted for approximately 38.3%, 25.9% and 20.0%, respectively, of the Company's total revenues in 1995, and Fidelity, Optus, Delta, American Express, and GTE accounted for approximately 14.1%, 11.4%, 8.9%, 7.6% and 7.3%, respectively, of the Company's total revenues for 1996. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers, other than MCI and Optus, is contractually obligated to license or purchase additional products or services from the Company and these customers generally have acquired fully-paid licenses to the installed product. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, a significant portion of the Company's revenues to date has been derived from initial license fees from customers who have acquired fully-paid licenses to the installed product. There can be no assurance that any of the Company's customers will continue to purchase the Company's products and services in amounts similar to previous periods or that revenues from customers that have accounted for significant revenues in past periods, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration.

     Lengthy Sales and Implementation Cycles. The Company's products are typically intended for use in applications that may be critical to a customer's business. The license and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy (recently averaging approximately six months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize license revenues until all significant post-delivery obligations have been satisfied, including the development of specific product features which, in certain cases, can take several quarters. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. There can be no assurance that the Company will not experience delays in the future, particularly if the Company receives orders for large, complex installations.

     Product Concentration; Dependence on Growth in Call Center Market. The Company currently derives substantially all of its revenues from licenses of the Intelligent CallRouter and related services. Broad market acceptance of the Company's product is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the Intelligent CallRouter as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in sales of the Intelligent CallRouter could also have a material adverse effect on sales of other Company products that may be sold to Intelligent CallRouter customers. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the Intelligent CallRouter and other products. There can be no assurance that the Company will continue to be successful in marketing the Intelligent CallRouter or any new or enhanced products.

     The Intelligent CallRouter is utilized in call centers maintained by companies in a variety of industries. This product is currently expected to account for substantially all of the Company's future revenues. Although demand for the Intelligent CallRouter has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in those environments. There can be no assurance that the market for the Company's products will continue to grow. In addition, changes in the business or pricing strategies of the interexchange carriers or ACD vendors could adversely affect demand for the Company's products. If the call center market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. During recent years, segments of the telecommunications industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     Competition. The market for telecommunications software products is intensely competitive and is subject to rapid technological change. Although to date the Company has experienced limited competition, the Company expects competition to increase significantly in the future. Currently, the Company's principal competitors are the interexchange carriers, particularly AT&T, and to a lesser extent MCI and Sprint, which provide proprietary call routing solutions as part of their service offerings. In addition, a number of other companies have introduced or announced their intention to introduce products that could be competitive with the Company's products, including Genesys Telecommunications Laboratories and IEX Corporation. Additional competitors, including traditional ACD providers, such as Lucent Technologies, Aspect Telecommunications Corporation, Northern Telecommunications, Inc. and Rockwell International Corporation, may enter the market by enhancing their proprietary private network solutions or by entering into arrangements with the interexchange carriers. The Company believes that, to date, approximately one-half of the Company's customers have purchased the Company's products to replace or enhance existing call routing solutions offered by the interexchange carriers. The Company's other customers have purchased the Company's products in order to implement a virtual call center solution for the first time. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, one or more interexchange carriers, including MCI, Optus and Sprint which are customers of the Company, could choose to provide or distribute competitive products and services. Accordingly, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Moreover, the Company may be subject to potential conflicts of interest from time to time if a customer, such as MCI, Optus or Sprint, provides or distributes competitive products or services. In this regard, a customer which elects to provide or distribute competitive products or services could make strategic decisions with respect to pricing and other matters relating to products provided or distributed by it which could adversely affect the Company's business, operating results and financial condition.

     Dependence on New Products and Rapid Technological Change. The market for the Company's products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. In June 1996, the Company released a new version of its Intelligent CallRouter and the Company plans to introduce additional enhancements in the near term. These enhancements are subject to significant technical risks. If these enhancements are delayed or if they do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

     Risk of Product Defects or Development Delays. Software products as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, new products and enhancements could contain software errors and, as a result, the Company could experience delays in recognizing revenues during the period required to correct these errors. The Company could in the future lose revenues as a result of software errors or defects. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company believes that its current customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in the loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Management of Growth; Dependence Upon Key Personnel. The Company has recently experienced a period of rapid growth in revenues that has placed a significant strain upon its management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     Risks Associated with International Expansion. International sales accounted for approximately 15.3% of the Company's revenues for 1996. As part of its business strategy, the Company is seeking opportunities to expand its products into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors, some of whom may have established strong relationships with carriers. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to integrate its products with local proprietary networks in foreign countries. There can be no assurance that the Company will be successful in integrating its products with these proprietary networks or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition.

     Dependence on Proprietary Technology; Risks of Infringement. The Company is dependent upon its ability to protect its proprietary technology. To protect its proprietary rights, the Company relies on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality procedures. The Company has been issued one United States patent and also has one patent application pending in the United States and internationally. There can be no assurance that patents will be issued with respect to the pending or future patent applications or that the Company's existing or future patents will be upheld as valid or will prevent the development of competitive products. In addition, existing patent, copyright, trademark and trade secret laws afford only limited protection, and many countries' laws do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying, use or exploitation, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Attempts may be made to copy or reverse engineer aspects of the Company's products, or to obtain, use or exploit information or methods which the Company deems proprietary. Additionally, there can be no assurance that the Company's customers and others will not develop products which infringe upon the Company's rights, or that compete with the Company's products. Policing the use of the Company's products is difficult and expensive, and there is no assurance that such efforts would prove effective. Litigation or other action may be necessary in the future to enforce the Company's proprietary rights, to seek and confirm patent protection for the Company's technologies, or to determine the validity and scope of the proprietary rights of others. Any litigation could be time-consuming and result in significant costs. The Company expects that its software products may increasingly be subject to claims as the number of products and competitors in the Company's markets grows and the functionality of such products overlaps. Any such claims, with or without merit, could result in substantial costs and diversions of resources and management's attention, and could cause product shipment delays or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse impact on the Company's business, operating results and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Dependence on a Single Supplier for a Certain Product. The software and network adapter necessary to enable the Company's Intelligent CallRouter to interface with the AT&T network is licensed by the Company from a single vendor under a perpetual, fully-paid license. Although the Company has access to the source code underlying this software and rights to manufacture the network adapter, if for any reason the vendor does not make the software or network adapter available to the Company, there can be no assurance that the Company will be able to develop these products on a timely basis.

     Product Liability. The Company's license agreements with its customers generally contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----
        Consolidated Balance Sheets as of December 31, 1996 and 1995............   26
        Consolidated Statements of Operations for the years ended December 31,
          1996, 1995, and 1994..................................................   27
        Consolidated Statements of Stockholders' Equity (Deficit) for the years
          ended December 31, 1996, 1995 and 1994................................   28
        Consolidated Statements of Cash Flows for the years ended December 31,
          1996, 1995, and 1994..................................................   29
        Notes to Consolidated Financial Statements..............................   30
        Reports of Independent Accountants......................................   40

                       GEOTEL COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
                                            ASSETS
Current assets:
     Cash and cash equivalents...........................................  $33,263     $ 4,537
     Accounts receivable.................................................    2,121         749
     Accounts receivable -- related party................................       --         266
     Prepaid expenses and other current assets...........................      524         107
                                                                           -------     -------
          Total current assets...........................................   35,908       5,659
                                                                           -------     -------
Property and equipment, net..............................................    1,016         790
                                                                           -------     -------
          Total assets...................................................  $36,924     $ 6,449
                                                                           =======     =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable....................................................  $   656     $   160
     Accrued expenses....................................................      857         310
     Accrued compensation and related accruals...........................      685         324
     Current portion of long-term debt...................................       --         301
     Deferred revenue....................................................    2,080         242
     Deferred revenue -- related party...................................      209          30
                                                                           -------     -------
          Total current liabilities......................................    4,487       1,367
                                                                           -------     -------
Long-term debt...........................................................       --         408
                                                                           -------     -------
Commitments (Notes E and I)
Convertible preferred stock, $.01 par value, authorized, issued and
  outstanding none and 7,718,615 shares in 1996 and 1995, respectively...       --      11,986
                                                                           -------     -------
Stockholders' equity (deficit):
     Preferred stock, $.01 par value, authorized 5,000,000 shares, none
      issued.............................................................       --          --
     Common stock, $.01 par value, authorized 40,000,000 shares, issued
      13,358,296 and 2,572,580 shares; outstanding 13,083,553 and
      2,329,094 shares in 1996 and 1995, respectively....................      134          26
     Additional paid-in capital..........................................   39,967          74
     Accumulated deficit.................................................   (6,455)     (7,209)
     Notes receivable from stockholders..................................     (116)       (180)
     Unearned compensation...............................................   (1,051)         --
                                                                           -------     -------
                                                                            32,479      (7,289)
     Less treasury stock, at cost, 274,743 and 243,486 shares in 1996 and
      1995, respectively.................................................      (42)        (23)
                                                                           -------     -------
          Total stockholders' equity (deficit)...........................   32,437      (7,312)
                                                                           -------     -------
          Total liabilities and stockholders' equity (deficit)...........  $36,924     $ 6,449
                                                                           =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                       GEOTEL COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                              1996         1995          1994
                                                             ------       -------       -------
Revenues:
     Software license...................................     $6,850       $   821
     Services and other.................................        921           126
     Related party licenses and services (Note J).......      1,276           587
                                                             ------       -------
     Total revenues.....................................      9,047         1,534
                                                             ------       -------
Cost of Revenues:
     Cost of software license...........................        297           264
     Cost of services and other.........................      1,414           611
                                                             ------       -------
     Total cost of revenues.............................      1,711           875
                                                             ------       -------
Gross profit............................................      7,336           659
                                                             ------       -------
Operating Expenses:
     Research and development...........................      3,086         2,322       $ 1,879
     Sales and marketing................................      2,760         1,476           570
     General and administrative.........................      1,052           887           641
                                                             ------       -------       -------
     Total operating costs..............................      6,898         4,685         3,090
                                                             ------       -------       -------
Income (loss) from operations...........................        438        (4,026)       (3,090)
Interest income.........................................        386           225           141
Interest expense........................................        (70)          (61)          (17)
                                                             ------       -------       -------
Net income (loss).......................................        754        (3,862)       (2,966)
Accretion of convertible preferred stock to redemption
  value.................................................        (97)          (77)          (35)
                                                             ------       -------       -------
Net income (loss) available (attributable) to common
  stockholders..........................................     $  657       $(3,939)      $(3,001)
                                                             ======       =======       =======
Net income (loss) per common and common equivalent share
  -- Supplemental Basis (Note B)
Net income (loss) available (attributable) to common
  stockholders..........................................     $ 0.06       $ (1.25)      $ (1.10)
                                                             ======       =======       =======
Weighted average number of common and common equivalent
  shares................................................     11,730,906   3,154,729     2,724,895

   The accompanying notes are an integral part of the consolidated financial statements.

                       GEOTEL COMMUNICATIONS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            COMMON STOCK                                                           TREASURY STOCK
                                         ------------------                              NOTES                    ----------------
                                           NUMBER            ADDITIONAL                RECEIVABLE                  NUMBER
                                             OF               PAID-IN    ACCUMULATED      FROM        UNEARNED       OF
                                           SHARES    AMOUNT   CAPITAL      DEFICIT    STOCKHOLDERS  COMPENSATION   SHARES   AMOUNT
                                         ----------  ------  ----------  -----------  ------------  ------------  --------  ------
Balance Dec. 31, 1993...................  1,034,028   $ 10    $      1     $  (381)
Sale of common stock for cash and notes
  receivable............................  1,038,560     11         100                   $  (94)
Acquisition of treasury stock...........                                                                           163,211   $ (3)
Net loss................................                                    (2,966)
Accretion of Convertible preferred stock
  to redemption value...................                           (35)
                                                                                                                            -----
                                                                                                                              ---
                                         ----------   ----    --------     -------       ------                        ---
Balance Dec. 31, 1994...................  2,072,588     21          66      (3,347)         (94)                   163,211     (3)
Sale of common stock for cash, services
  and notes receivable..................    499,992      5          85                      (86)
Acquisition of treasury stock...........                                                                            80,275    (20)
Net loss................................                                    (3,862)
Accretion of Convertible preferred stock
  to redemption value...................                           (77)
                                                                                                                            -----
                                                                                                                              ---
                                         ----------   ----    --------     -------       ------                        ---
Balance Dec. 31, 1995...................  2,572,580     26          74      (7,209)        (180)                   243,486    (23)
Sale of common stock and exercise of
  stock options.........................     27,000                 34                                            (101,222)     1
Accretion of Convertible preferred stock
  to redemption value...................                           (97)
Issuance of common stock from initial
  public offering, net..................  2,465,000     25      26,644
Conversion of preferred stock into
  common stock..........................  8,293,716     83      12,161
Acquisition of treasury stock and
  forgiveness of note receivable........                                                     64                    132,479    (20)
Stock options granted below fair
  value.................................                         1,151                                $ (1,151)
Amortization of unearned compensation...                                                                   100
Net income..............................                                       754
                                                                                                                            -----
                                                                                                                              ---
                                         ----------   ----    --------     -------       ------       --------         ---
Balance December 31, 1996............... 13,358,296   $134    $ 39,967     $(6,455)      $ (116)      $ (1,051)    274,743   $(42)
                                         ==========   ====    ========     =======       ======       ========         ===  ========


                                             TOTAL
                                          STOCKHOLDERS'
                                             EQUITY
                                           (DEFICIT)
                                          ------------
Balance Dec. 31, 1993...................    $   (370)
Sale of common stock for cash and notes
  receivable............................          17
Acquisition of treasury stock...........          (3)
Net loss................................      (2,966)
Accretion of Convertible preferred stock
  to redemption value...................         (35)

                                                ----
Balance Dec. 31, 1994...................      (3,357)
Sale of common stock for cash, services
  and notes receivable..................           4
Acquisition of treasury stock...........         (20)
Net loss................................      (3,862)
Accretion of Convertible preferred stock
  to redemption value...................         (77)

                                                ----
Balance Dec. 31, 1995...................      (7,312)
Sale of common stock and exercise of
  stock options.........................          35
Accretion of Convertible preferred stock
  to redemption value...................         (97)
Issuance of common stock from initial
  public offering, net..................      26,669
Conversion of preferred stock into
  common stock..........................      12,244
Acquisition of treasury stock and
  forgiveness of note receivable........          44
Stock options granted below fair
  value.................................          --
Amortization of unearned compensation...         100
Net income..............................         754

                                                ----
Balance December 31, 1996...............    $ 32,437
                                                ====

   The accompanying notes are an integral part of the consolidated financial statements.

                       GEOTEL COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1996         1995         1994
                                                              -------      -------      -------
Cash flows from operating activities:
Net income (loss)...........................................  $   754      $(3,862)     $(2,966)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities
     Depreciation and amortization..........................      517          359          159
     Equity compensation....................................      137            1           --
     Changes in operating assets and liabilities
          Accounts receivable and accounts receivable --
            related party...................................   (1,106)      (1,015)          --
          Prepaid expenses and other current assets.........     (417)         (38)         (17)
          Accounts payable..................................      496           51           59
          Accrued expenses and accrued compensation.........      908          292          254
          Deferred revenue and deferred revenue -- related
            party...........................................    2,017          272           --
                                                              -------      -------      -------
Net cash provided by (used for) operating activities........    3,306       (3,940)      (2,511)
                                                              -------      -------      -------
Cash flows from investing activities:
Proceeds from sales and maturities of marketable
  securities................................................       --          952        3,384
Purchases of marketable securities..........................       --           --       (1,875)
Purchases of property and equipment.........................     (743)        (480)        (757)
                                                              -------      -------      -------
Net cash provided by (used for) investing activities........     (743)         472          752
                                                              -------      -------      -------
Cash flows from financing activities:
Proceeds from sale of common stock -- net...................   26,704            3           17
Proceeds from notes receivable for common stock.............        7           --           --
Proceeds from sale of convertible preferred stock -- net....      161        3,972        4,635
Proceeds from long-term debt................................      358          418          467
Principal payments under long-term debt.....................   (1,067)        (161)         (15)
Acquisition of treasury stock...............................       --          (20)          (3)
                                                              -------      -------      -------
Net cash provided by financing activities:..................   26,163        4,212        5,101
                                                              -------      -------      -------
Net change in cash and cash equivalents.....................   28,726          744        3,342
Cash and cash equivalents, beginning of year................    4,537        3,793          451
                                                              -------      -------      -------
Cash and cash equivalents, end of year......................  $33,263      $ 4,537      $ 3,793
                                                              =======      =======      =======
Supplemental disclosures of noncash financing activities:
Notes received in exchange for common stock.................  $    --      $    86      $    94
                                                              =======      =======      =======
Supplemental cash flow information:
Interest paid...............................................  $    66      $    60      $    13
                                                              =======      =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                       GEOTEL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:

     GeoTel Communications Corporation (the "Company") develops and markets telecommunications software solutions, consisting primarily of one product, that enable enhanced call center applications. Principal operations of the Company commenced during 1995. The Company currently derives substantially all of its revenues from licenses of the Intelligent CallRouter and related services.

B.  SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Consolidation

     The consolidated financial statements include the accounts of GeoTel Communications Corporation and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

  Use of Accounting Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Investments

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company classifies its investments as available-for-sale and states them at amortized cost plus accrued interest which approximates fair market value. Cash equivalents consist of the following (in thousands):

                                                                     DECEMBER 31,
                                                                  ------------------
                                                                   1996        1995
                                                                  -------     ------
          Commercial paper......................................  $31,216     $3,986
          Money market instruments..............................    1,415        340
                                                                  -------     ------
          Total cash equivalents................................  $32,631     $4,326
                                                                  =======     ======

  Income Taxes

     The Company provides for income taxes under the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under this method, a valuation allowance is required against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

                       GEOTEL COMMUNICATIONS CORPORATION

  Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over their estimated useful lives as follows:

                        ASSET CLASSIFICATION                    ESTIMATED USEFUL LIFE
          -------------------------------------------------   -------------------------
          Computer and lab equipment.......................   3 years
          Furniture and fixtures...........................   3 years
          Leasehold improvements...........................   Shorter of lease term or
                                                              estimated useful life

     Repairs and maintenance are charged to expense as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

  Revenue Recognition

     The Company recognizes license fee revenues upon shipment unless there are significant post-delivery obligations. When significant post-delivery obligations exist, typically, customer acceptance criteria, revenues are deferred until no such significant obligations remain. Service and other revenues have consisted primarily of maintenance, installation and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Installation and training revenues generally are recognized when the services are performed. Amounts received prior to revenue recognition and for prepaid maintenance revenue are classified as deferred revenue.

  Product Warranty Costs

     The Company provides a ninety day warranty and provides for estimated direct labor and associated indirect costs. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

  Financial Instruments and Concentrations of Credit Risk

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. The Company invests its excess cash primarily in highly rated commercial paper and financial institutions.

     Accounts receivable at December 31, 1996 and 1995 consist principally of ten and three customer balances, respectively (See Note J). To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence believes that its trade accounts receivable credit risk exposure is limited. The Company generally does not require collateral and historically has not experienced significant losses on trade receivables.

  Research and Development

     Research and development costs are charged to operations as incurred. The Company capitalizes eligible software costs incurred after technological feasibility of the product has been established. The Company achieves technological feasibility when a working model has been established. To date, costs eligible for capitalization have been immaterial and no costs have been capitalized.

                       GEOTEL COMMUNICATIONS CORPORATION

  Computation of Net Income (Loss) Per Common and Common Equivalent Share

     Net income (loss) per common share and common equivalent share is computed based upon the weighted average number of common and common equivalent shares outstanding (using the treasury stock method) after certain adjustments described below. Common equivalent shares consist of the Company's Series A, B and C Convertible Participating Preferred Stock (collectively, the "Convertible Preferred Stock") and common stock options outstanding. Common equivalent shares from Convertible Preferred Stock and options are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB No. 83), all Convertible Preferred Stock, common and common equivalent shares issued during the twelve month period prior to the initial public offering ("IPO") have been included in the calculation as if they were outstanding for all periods prior to the IPO, using the treasury stock method at the IPO price of $12.00 per share. Fully diluted net income (loss) per share is not presented as it is the same as the amounts disclosed in primary net income (loss) per share for the years ended December 31, 1996, 1995 and 1994.

     Supplementary net income (loss) per common share has been computed in the same manner, except that all outstanding shares of Convertible Preferred Stock converted into common stock upon the closing of the IPO are treated as having been converted into common stock at the date of original issuance.

     Net income (loss) per share on a supplementary basis is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                          1996         1995        1994
                                                       ----------   ----------   ---------
        Net income (loss) per common and common
          equivalent share...........................       $0.06       $(0.37)     $(0.40)
                                                       ==========   ==========   =========
        Weighted average number of common and common
          equivalent shares outstanding..............  11,730,906   10,365,465   7,476,726
                                                       ==========   ==========   =========

C.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following (in thousands):

                                                                         DECEMBER 31,
                                                                       ----------------
                                                                        1996      1995
                                                                       ------    ------
        Computer and lab equipment..................................   $1,934    $1,218
        Furniture and fixtures......................................       86        67
        Leasehold improvements......................................       32        24
                                                                       ------    ------
                                                                        2,052     1,309
        Less accumulated depreciation and amortization..............   (1,036)     (519)
                                                                       ------    ------
                                                                       $1,016    $  790
                                                                       ======    ======

D.  INCOME TAXES:

     The difference between the statutory federal income tax rate and the Company's effective tax rate for the year ended December 31, 1996 is principally due to the utilization of net operating losses, capitalized start-up costs including capitalized research and development cost carryforwards. No income tax provision was recorded for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994 as the Company had not reported taxable income in those periods. The Company elected to capitalize start-up costs and research and development costs for income tax purposes and amortize them over five and ten years, respectively, for the period prior to recording product revenue in 1995.

                       GEOTEL COMMUNICATIONS CORPORATION

The components of deferred taxes were as follows (in thousands):

                                                                         DECEMBER 31,
                                                                        ---------------
                                                                         1996     1995
                                                                        ------   ------
        Deferred tax assets:
          Depreciation................................................  $  171   $  110
          Capitalized start-up costs..................................   1,762    2,151
          Accrued expenses............................................     179       37
          Tax credits.................................................     223      245
          Net operating losses........................................     443      574
                                                                        -------  -------
        Net deferred tax assets.......................................   2,778    3,117
        Valuation allowance...........................................  (2,778)  (3,117)
                                                                        -------  -------
        Total net deferred tax asset..................................  $   --   $   --
                                                                        =======  =======

     Valuation allowances have been recorded to offset the entire net deferred tax assets as a result of the uncertainties regarding the realization of the asset due to the limited history of operating profits.

     At December 31, 1996, the Company had net operating loss carryforwards of $1,111,000 for federal and state income tax purposes that may be used to offset future federal income tax, if any. The net operating loss carryforwards expire at various dates beginning in 2009. Similarly, research and development and state investment tax credit carryforwards aggregating $223,000 and $245,000 were available at December 31, 1996 and 1995, respectively, which expire at various dates beginning in 2009. An ownership change, as defined in the Tax Reform Act of 1986, may restrict the utilization of certain tax attributes. The difference between the federal net operating loss carryforwards and the amount of the accumulated deficit results primarily from certain start-up costs and research and development expenses, which have been capitalized for tax purposes.

E.  LONG-TERM DEBT:

     As of December 31, 1995, the Company had outstanding loans which aggregated to $709,000 under several equipment lines of credit with a bank. All of the outstanding debt was repaid in November 1996 from a portion of the proceeds from the Company received from its IPO.

     At December 31, 1996, the Company's existing equipment line of credit allowed the Company to borrow the lesser of $800,000 or a 90% advance rate against the invoice price of approved equipment purchased after May 31, 1996, as defined. The borrowing period ends on June 30, 1997. Borrowings under this agreement bear interest at the bank's prime rate (8.25% at December 31, 1996). Any borrowings will be collateralized by substantially all of the Company's assets. This agreement contains restrictive covenants that require certain levels of equity and liquidity and prohibit the payment of cash dividends without the bank's consent. At December 31, 1996, the Company was in compliance with all related covenants.

                       GEOTEL COMMUNICATIONS CORPORATION

F.  CONVERTIBLE PREFERRED STOCK:

     The following table reflects Convertible Preferred Stock activity, from December 31, 1993 through December 31, 1996:

                                                                                 AMOUNT
                                                                SHARES       --------------
                                                              ----------     (IN THOUSANDS)
        Balance at December 31, 1993........................   3,302,000           3,267
        Shares of Series A issued, July 1994................     100,000             100
        Shares of Series B issued, July 1994................   2,604,286           4,535
        Accretion to redemption value.......................          --              35
                                                              ----------        --------
        Balance at December 31, 1994........................   6,006,286           7,937
        Shares of Series C issued, August 1995..............   1,712,329           3,972
        Accretion to redemption value.......................          --              77
                                                              ----------        --------
        Balance at December 31, 1995........................   7,718,615          11,986
        Shares of Series C issued, February 1996............      70,000             161
        Accretion to redemption value.......................          --              97
        Conversion to common stock..........................  (7,788,615)        (12,244)
                                                              ----------        --------
        Balance at December 31, 1996........................          --        $     --
                                                              ==========        ========

     All outstanding shares of Convertible Preferred Stock were converted into common stock upon the closing of the Company's IPO on November 20, 1996.

     Shares of Convertible Preferred Stock, while outstanding, were subject to the following rights and privileges:

  Dividends

     Preferred stockholders were entitled to receive dividends at the same rate as dividends paid with respect to the common stock. Such preferred dividends would have been determined by the number of shares of common stock into which each share of preferred stock could have been converted, as defined. The Company is prohibited from paying cash dividends under the outstanding equipment lines unless the Company receives the bank's consent. The Company has not paid any dividends to the preferred or common stockholders.

  Liquidation

     In certain events, including liquidation, dissolution or the winding up of the Company, the holders of the Series A, B and C Convertible Preferred Stock were entitled to receive an amount equal to $1.00, $1.75 and $2.336 per share, respectively, plus declared but unpaid dividends, before any payment would be made to the common stockholders. The holders of the Convertible Preferred Stock would then share ratably with the common stockholders in the distribution of the remaining assets distributable to the stockholders as if each share of Convertible Preferred Stock had been converted, as defined.

  Voting

     Preferred stockholders were entitled to the number of votes equal to the number of shares of common stock into which each share of Convertible Preferred Stock was convertible.

  Conversion and Redemption

     The holders of a majority of the outstanding shares of Convertible Preferred Stock were entitled, at any time after July 31, 2000, to cause all such shares to be converted into common stock on a share-for-share basis, as defined and to receive from the Company their liquidation amount in three equal, annual

                       GEOTEL COMMUNICATIONS CORPORATION
installments. In September 1996, the Company's Board of Directors adopted and the stockholders approved an amendment to the terms of the Company's Convertible Preferred Stock to provide that, in lieu of any cash payment in connection with the automatic conversion of the Convertible Preferred Stock upon the IPO, the Convertible Preferred Stock will be converted into an additional number of shares of common stock determined by dividing fifty percent of the original purchase price of the Convertible Preferred Stock by the IPO price. At the IPO price of $12.00 per share, the Convertible Preferred Stock was converted into an additional 505,101 shares of Common Stock. Since the holders of the Convertible Preferred Stock have voting control, such conversion resulted in an increase in common stock and additional paid-in capital with no impact on net income or earnings per share.

     The Convertible Preferred Stock was being accreted to approximately $12,756,000 which is equal to the sum of (i) the price per share paid for each share of Convertible Preferred Stock and (ii) the fair value of the common stock, at the date of the original issuance of the Convertible Preferred Stock, for which such Convertible Preferred Stock will be converted. The Company has provided for periodic accretion of the fair value of the common stock using the effective interest method.

G.  STOCKHOLDERS' EQUITY (DEFICIT):

  Initial Public Offering

     The Company completed its IPO on November 20, 1996 and sold 2,465,000 shares of common stock at $12.00 per share, resulting in net proceeds, after deducting underwriting discounts and expenses, of $26,669,000. In addition, the Company's Board of Directors adopted and the stockholders approved an increase in the number of authorized shares of capital stock from 21,788,615 shares to 45,000,000 shares, of which 40,000,000 shares have been designated as common stock and 5,000,000 shares have been designated as preferred stock.

  Common Stock

     Each share of common stock has full voting rights. The terms of the Company's existing borrowing arrangements with a bank prohibit the payment of cash dividends without the prior consent of the bank.

  Preferred Stock

     The Company authorized to issue an aggregate 5,000,000 shares of preferred stock. The Company's Board of Directors has the authority, without further stockholder approval, to issue in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series.

  Stock Restriction Agreements

     The Company entered into Stock Restriction Agreements (the "Stock Restriction Agreements") with certain employees pursuant to which such employees purchased an aggregate of 1,444,278 shares of common stock, of which 1,034,028 were purchased for $0.01 per share in 1993 and 410,250 were purchased for $0.10 per share in 1994. In connection with the 1994 sale of common stock described above, the Company received a full recourse note receivable totaling approximately $37,000 from an officer of the Company. This note bears interest at 5.25% and is required to be paid in full upon the earlier to occur of the tenth anniversary date of issuance or the first anniversary of an IPO or other liquidity event, as defined. This note and related interest were forgiven in December 1996. All shares purchased under the Stock Restriction Agreements were subject to repurchase by the Company at the original purchase price for up to a period of five years from the date of purchase, unless the shares become vested. An employee vests in twenty percent of the shares on the first anniversary of the date of purchase and, thereafter, the remaining shares become vested on a monthly basis

                       GEOTEL COMMUNICATIONS CORPORATION
through the fifth anniversary of the date of purchase or upon a qualified IPO. In accordance with the terms of a Stock Restriction Agreement, the Company repurchased 148,211 unvested shares in 1994 at a price of $0.01 per share from an employee whose employment with the Company terminated. In addition, the Company repurchased 58,595 shares from this employee in 1995 at a price of $0.30 per share. Upon the IPO, the Stock Restriction Agreements terminated and all the shares of common stock purchased under the Stock Restriction Agreements became fully vested.

  Restricted Stock Purchase Plan

     The Company has adopted, and subsequently amended, a 1993 Restricted Stock Purchase Plan (the "1993 Plan"), which provides for the issuance of common stock to directors, officers, consultants and other key personnel at prices determined by a Committee selected by the Board of Directors. Participants' shares are subject to repurchase by the Company at the original purchase price for up to five years after the beginning of the vesting period. A participant vests in twenty percent of the shares on the first anniversary of the date of purchase and, thereafter, the remaining shares become vested on a monthly basis through the fifth anniversary date of purchase. At December 31, 1996, the Company may repurchase up to 486,672 unvested shares. Such shares are to be repurchased at the original purchase price ranging from $0.10 to $0.18 per share. There are no shares available for further grant under the 1993 Plan. The shares outstanding at December 31, 1996 under the 1993 Plan have a weighted average repurchase price of $0.14 per share.

     Information related to the 1993 Plan is as follows:

                                                                 DECEMBER 31,
                                  ---------------------------------------------------------------------------
                                           1996                      1995                      1994
                                  -----------------------   -----------------------   -----------------------
                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                  NUMBER OF     AVERAGE     NUMBER OF     AVERAGE     NUMBER OF     AVERAGE
                                   SHARES     SHARE PRICE    SHARES     SHARE PRICE    SHARES     SHARE PRICE
                                  ---------   -----------   ---------   -----------   ---------   -----------
Outstanding at beginning of
  year..........................  1,091,622      $0.14        613,310      $0.14            --          --
Issued..........................     27,000       0.18        499,992       0.18       628,310       $0.14
Repurchased.....................   (132,479)      0.14        (21,680)      0.10       (15,000)       0.10
                                  ---------                 ---------                  -------
Outstanding at end of year......    986,143      $0.14      1,091,622      $0.14       613,310       $0.14
                                  =========                 =========                  =======

     In connection with the sale of common stock under the 1993 Plan described above, the Company received full recourse notes receivable totaling approximately $86,000 and $57,000 from certain employees during the years ended December 31, 1995 and 1994, respectively. These notes bear interest at 5.25% and are required to be paid in full upon the one year anniversary of the Company's initial public offering. The interest is payable at the date of maturity. Such notes are collateralized by the common stock purchased and accordingly are included in stockholders' equity (deficit).

  Stock Option Plan

     In 1995, the Board of Directors adopted and the stockholders subsequently approved the Company's 1995 stock option plan (the "1995 Plan"), which provides for the issuance of incentive stock options and nonqualified stock options to eligible employees, officers and consultants to the Company. The options can be granted for periods of up to ten years and generally vest ratably over a five-year period with initial vesting occurring on the first anniversary from the grant date and then monthly thereafter. In 1996 and 1995, certain options were granted in conjunction with a management incentive program approved by the board of directors. Under this program, options were granted at the beginning of the year at fair market value with vesting occurring at the end of five years subject to immediate full vesting if certain annual performance criteria were attained. The performance criteria was met in both years and vesting was accelerated. In 1996, the Board of Directors adopted and stockholders approved an increase in the 1995 Plan of 1,000,000 shares of common stock. In addition, the Board of Directors adopted and stockholders approved the number of shares of common

                       GEOTEL COMMUNICATIONS CORPORATION
stock available for grants under the 1995 Plan to be increased by the number of shares repurchased by the Company from time to time under the 1993 Plan. The maximum number of shares will increase effective January 1, 1997 and each January 1 thereafter during the term of the 1995 Plan, by an amount equal to four percent of the total number of shares of common stock issued and outstanding as of the close of business on December 31, of the preceding year, not exceeding 6,000,000 shares. At December 31, 1996, 1,474,726 shares were authorized for issuance under the 1995 Plan. Effective January 1, 1997, the number of authorized shares was increased to 2,009,057 shares.

     The option price for stock options granted under the 1995 Plan is determined by a Committee consisting of two or more members of the Company's Board of Directors. The option price for incentive stock options shall be the fair value at the time the option is granted. In the case of options granted to a shareholder who at the time of grant owns, directly or indirectly, stock possessing more than 10% of total combined voting power of any class of stock of the Company, the exercise price of the options shall not be less than 110% of the fair value of the common stock as of the date of grant.

     Information related to the 1995 Plan is as follows:

                                                      DECEMBER 31, 1996            DECEMBER 31, 1995
                                                  --------------------------    ------------------------
                                                                 WEIGHTED                    WEIGHTED
                                                                 AVERAGE                     AVERAGE
                                                   SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                  --------    --------------    ------    --------------
Outstanding at beginning of year................    64,500        $ 0.24            --            --
Granted.........................................   982,018          2.62        64,500        $ 0.24
Cancelled.......................................   (37,500)         2.47            --            --
Exercised.......................................  (101,222)         0.30            --            --
                                                  --------                      ------
Outstanding at end of year......................   907,796        $ 2.72        64,500        $ 0.24
                                                  ========                      ======

     The following information summarizes information concerning currently outstanding and exercisable options:

                                            WEIGHTED AVERAGE                                    WEIGHTED AVERAGE
                                NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER          EXERCISE
  RANGE OF EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE        PRICE
----------------------------  -----------   ----------------   ----------------   -----------   ----------------
$0.18 to $0.30..............    628,716           9.32              $ 0.29           20,208          $ 0.25
$3.00 to $8.00..............    222,580           9.73                6.94               --              --
$12.00 to $14.75............     56,500           9.89               13.03               --              --
                                -------                                              ------
Total.......................    907,796           9.45              $ 2.72           20,208          $ 0.25
                                =======                                              ======

     No options were exercisable as of December 31, 1995. The 101,222 options exercised during the year ended December 31, 1996, related to merit grants which included immediate vesting provisions. As of December 31, 1996 and 1995, the Company had 465,708 and 361,551, respectively, shares available for future option grants under the 1995 Plan.

  Employee Stock Purchase Plan

     In September 1996, the Company's Board of Directors adopted and the stockholders approved the 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan"). The Company has reserved 250,000 shares of common stock for issuance under the 1996 Purchase Plan. The 1996 Purchase Plan will enable employees, subject to a defined maximum percentage of base compensation and number of shares, to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or last day of each six-month purchase period. The first offering period began in January 1997 and will end in July 1997.

                       GEOTEL COMMUNICATIONS CORPORATION

  Stock-Based Compensation Plans

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1995 Plan. Accordingly, compensation expense has been recognized for its stock-based compensation plan for any options granted below fair value of the common stock. In the year ended December 31, 1996, the Company recorded approximately $1,151,000 in unearned compensation for options to purchase 674,580 shares granted at exercise prices below the fair value of the common stock. The weighted average fair value of options granted at fair value during 1996 and 1995 were $0.30 and $0.24, respectively. The weighted average fair value of options granted below fair value at date of grant during 1996 was $4.21. There were no options granted below fair value at date of grant for 1995. Had compensation cost for the 1995 Plan been determined based upon the fair value at the grant date as calculated in accordance with Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the Company's net income would have decreased by approximately $97,000 in 1996 and the net loss for 1995 would have increased by approximately $9,000. The pro forma effect of adopting SFAS 123 would have reduced net income per share by $0.01 in 1996 and no effect on the Company's net loss per share in 1995. In computing these pro forma amounts the Company has assumed a risk-free interest rate equal to 8.25% and 8.75%, for 1996 and 1995, respectively, expected volatility of 60% for post-IPO grants and no volatility (minimum value method) for pre-IPO grants, expected life of five years and no dividends. The effects of applying SFAS 123 in this disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

H.  RETIREMENT SAVINGS PLAN:

     In 1994, the Company adopted a Retirement Savings Plan (the "Savings Plan") for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the Savings Plan through payroll deductions within statutory limitations and subject to any limitations included in the Savings Plan. To date, the Company has made no contributions to the Plan.

I.  OPERATING LEASES:

     The Company leases certain equipment and office space under operating leases that expire through 1998. Future minimum annual lease commitments, including operating costs, under the operating leases for the years 1997 and 1998 are $158,000 and $145,000, respectively.

     The Company entered into a sublease agreement in February 1997 for office space for its new executive office in Lowell, Massachusetts. Initially, the Company will have the use of 31,770 square feet which will increase by an additional 15,885 square feet on January 1, 1998 and by a further addition of 15,885 square feet on January 1, 1999. Annual operating sublease payments during the sublease term will range from $302,000 in the first year to $731,000 beginning in 1999 and through the remainder of the lease term. The Company has the right, with proper notice, to terminate this sublease at the end of the sixth year of the sublease.

     Rent expense was approximately $170,000, $124,000, $41,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

J.  RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS:

     In August 1995, the Company sold 1,048,801 shares of Series C Convertible Participating Preferred Stock to an investor that subsequently became a customer of the Company. This customer's purchases from the Company represented 14% and 38% of revenue for the years ended December 31, 1996 and 1995, respectively, and this customer had no outstanding receivable balance as of December 31, 1996 and approximately $266,000 at December 31, 1995. Gross profit from related party transactions approximated those realized in similar transactions with unrelated parties. Purchases by this customer for the year ended December 31, 1995 were made through another shareholder of the Company.

                       GEOTEL COMMUNICATIONS CORPORATION

     Revenues attributable to the Company's five largest customers accounted for 49.1% and 94.4% in 1996 and 1995, respectively. The following table summarizes sales as a percentage of total revenue to significant customers for the year ended December 31, 1996 and 1995:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                        -------------
                                                                        1996     1995
                                                                        ----     ----
          Related Party Customer......................................   14%      38%
          Customer A..................................................   --       20
          Customer B..................................................   --       26
          Customer C..................................................   11       --
                                                                         --       --
          Percentage of total revenue.................................   25%      84%
                                                                         ==       ==

     Export sales to Australia and the United Kingdom in 1996 were approximately 11% and 4% of total revenues, respectively. No export sales occurred in 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of GeoTel Communications Corporation:

     We have audited the accompanying consolidated balance sheets of GeoTel Communications Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeoTel Communications Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 17, 1997, except as to the
second paragraph in Note I
for which the date is March 20, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To GeoTel Communications Corporation:

     We have audited the balance sheet (not presented herein) of GeoTel Communications Corporation (a Delaware corporation in the development stage) as of December 31, 1994 and the accompanying statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeoTel Communications Corporation as of December 31, 1994, and the results of its operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 21, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on any matter of accounting principles, financial statement disclosure, or auditing scope or procedures required to be reported under this item.

     The Company's financial statements for the two years ended December 31, 1996 and 1995 were audited by Coopers & Lybrand L.L.P. The financial statements for the period from inception (June 4, 1993) through December 31, 1993 and for the year ended December 31, 1994 were audited by Arthur Andersen LLP. The Company retained Coopers & Lybrand L.L.P. as its independent accountants in September 1995, after the Company's management, in consultation with the Board of Directors of the Company, decided to dismiss Arthur Andersen LLP. The audit reports of Arthur Andersen LLP for the period from inception (June 4, 1993) through December 31, 1993 and for the year ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period from inception (June 4, 1993) through December 31, 1994 and through the date of dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding executive officers set forth under the caption "Executive Officers of the Registrant" in Item 4A of this Annual Report is incorporated herein by reference.

     The information regarding directors set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Holders and Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1) FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Annual Report:

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

          Notes to Consolidated Financial Statements

          Reports of Independent Accountants

(2) FINANCIAL STATEMENT SCHEDULE

     All schedules are omitted because they are not required.

(3) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

(4) EXHIBITS

     Documents listed below, except for documents identified by an asterisk, are being filed as exhibits herewith. Documents identified by parenthetical numbers are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Act"), reference is made to such documents as previously filed as exhibits with the Commission.

EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT
-----------   ----------------------------------------------------------------------------------
     *3.1     Amended and Restated Certificate of Incorporation of the Company.
     *3.2     By-Laws of the Company, as amended and restated.
     *4.1     Specimen of Stock Certificate representing shares of Common Stock.
    *10.1     Stock Purchase Agreement between the Company and the Investors named therein, dated August 9, 1995.
    *10.2     Amended and Restated Stockholders Agreement between the Company and certain stockholders of the Company, dated August 9, 1995.
    *10.3     Amended and Restated Founders Registration Rights Agreement between the Company,
              G. Wayne Andrews, John C. Thibault and Steven Webber.
    *10.4     Development/License Agreement between the Company and DANAR Corporation, dated
              March 4, 1996.
    *10.5     Software License and Technical Support Agreement between the Company and MCI
              Telecommunications Corporation, dated as of June 17, 1996.
    *10.6     Software License and Distribution Agreement between the Company and Optus Systems
              PTY Ltd. dated as of March 29, 1996.
    *10.7     Office lease by and between Nationwide Life Insurance Company and the Company, dated as of November 22, 1996.
    *10.8     Loan Modification Agreement between the Company and Silicon Valley Bank, dated
              September 11, 1996.
    *10.9     Letter Agreement between Silicon Valley Bank and the Company, dated September 11,
              1996.

EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT
-----------   ----------------------------------------------------------------------------------
    *10.10    Letter Agreement between Silicon Valley Bank and the Company, dated May 1, 1995.
    *10.11    Letter Agreement between Silicon Valley Bank and the Company, dated May 18, 1994.
    *10.12    Promissory Note executed by the Company in favor of Silicon Valley Bank, dated
              March 1, 1996.
    *10.13    Executive Change in Control Agreement between the Company and Timothy J. Allen, dated September 26, 1996.
    *10.14    Executive Change in Control Agreement between the Company and G. Wayne Andrews, dated September 26, 1996.
    *10.15    Executive Change in Control Agreement between the Company and John C. Thibault, dated September 26, 1996.
    *10.16    Executive Change in Control Agreement between the Company and Louis J. Volpe, dated September 26, 1996.
    *10.17    Executive Change in Control Agreement between the Company and Steven H. Webber, dated September 26, 1996.
    *10.18    GeoTel Communications Corporation 1995 Stock Option Plan.
    *10.19    GeoTel Communications Corporation 1993 Restricted Stock Purchase Plan.
    *10.20    GeoTel Communications Corporation 1996 Employee Stock Purchase Plan.
    +10.22    Software Agreement Incorporating Licensing Rights between the Company and Digital
              Equipment Co., Limited, dated December 1, 1996
     10.23    Sublease Agreement between the Company and National Medical Care, Inc. d/b/k
              Fresenius Medical Care-North America dated February 7, 1997.
     11.1     Statement Regarding Computation of Net Income (loss) Per Common and Common
              Equivalent Share.
     23.1     Consent of Coopers & Lybrand L.L.P.
     23.2     Consent of Arthur Andersen LLP.
     24.1     Power of Attorney (included on the signature pages of the Annual Report on Form
              10-K).

---------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Reg. No. 333-13263).

+ Confidential Treatment Requested.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on the 27th day of March, 1997.

                                            GEOTEL COMMUNICATIONS CORPORATION

                                                    /s/ JOHN C. THIBAULT
                                            By: ................................
                                                       JOHN C. THIBAULT
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                          AND DIRECTOR

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John C. Thibault and Timothy J. Allen, and each of them, with the power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibit is thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------    ---------------
           /s/ JOHN C. THIBAULT             President, Chief Executive         March 27, 1997
 ........................................   Officer and Director
             JOHN C. THIBAULT               (Principal Executive Officer)

           /s/ TIMOTHY J. ALLEN             Vice President of Finance,         March 27, 1997
 ........................................   Chief Financial Officer
             TIMOTHY J. ALLEN               Treasurer and Assistant
                                            Secretary (principal
                                            accounting and financial
                                            officer)

           /s/ G. WAYNE ANDREWS             Director                           March 27, 1997
 ........................................
             G. WAYNE ANDREWS

       /s/ ALEXANDER V. D'ARBELOFF          Director                           March 27, 1997
 ........................................
         ALEXANDER V. D'ARBELOFF

              /s/ GARY BOWEN                Director                           March 27, 1997
 ........................................
                GARY BOWEN

          /s/ GARDNER C. HENDRIE            Director                           March 27, 1997
 ........................................
            GARDNER C. HENDRIE

         /s/ W. MICHAEL HUMPHREYS           Director                           March 27, 1997
 ........................................
           W. MICHAEL HUMPHREYS

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                                 ANNUAL REPORT

                                     UNDER

                      THE SECURITIES EXCHANGE ACT OF 1934

                       GEOTEL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

================================================================================

                                 EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION OF EXHIBIT                             PAGE
-----------   ----------------------------------------------------------------------------  ----
     *3.1     Amended and Restated Certificate of Incorporation of the Company.
     *3.2     By-Laws of the Company, as amended and restated.
     *4.1     Specimen of Stock Certificate representing shares of Common Stock.
    *10.1     Stock Purchase Agreement between the Company and the Investors named therein, dated August 9, 1995.
    *10.2     Amended and Restated Stockholders Agreement between the Company and certain stockholders of the Company, dated August 9, 1995.
    *10.3     Amended and Restated Founders Registration Rights Agreement between the
              Company, G. Wayne Andrews, John C. Thibault and Steven Webber.
    *10.4     Development/License Agreement between the Company and DANAR Corporation, dated March 4, 1996.
    *10.5     Software License and Technical Support Agreement between the Company and MCI
              Telecommunications Corporation, dated as of June 17, 1996.
    *10.6     Software License and Distribution Agreement between the Company and Optus
              Systems PTY Ltd. dated as of March 29, 1996.
    *10.7     Office lease by and between Nationwide Life Insurance Company and the
              Company, dated as of November 22, 1996.
    *10.8     Loan Modification Agreement between the Company and Silicon Valley Bank, dated September 11, 1996.
    *10.9     Letter Agreement between Silicon Valley Bank and the Company, dated
              September 11, 1996.
    *10.10    Letter Agreement between Silicon Valley Bank and the Company, dated May 1,
              1995.
    *10.11    Letter Agreement between Silicon Valley Bank and the Company, dated May 18,
              1994.
    *10.12    Promissory Note executed by the Company in favor of Silicon Valley Bank, dated March 1, 1996.
    *10.13    Executive Change in Control Agreement between the Company and Timothy J.
              Allen, dated September 26, 1996.
    *10.14    Executive Change in Control Agreement between the Company and G. Wayne
              Andrews, dated September 26, 1996.
    *10.15    Executive Change in Control Agreement between the Company and John C.
              Thibault, dated September 26, 1996.
    *10.16    Executive Change in Control Agreement between the Company and Louis J.
              Volpe, dated September 26, 1996.
    *10.17    Executive Change in Control Agreement between the Company and Steven H.
              Webber, dated September 26, 1996.
    *10.18    GeoTel Communications Corporation 1995 Stock Option Plan.
    *10.19    GeoTel Communications Corporation 1993 Restricted Stock Purchase Plan.
    *10.20    GeoTel Communications Corporation 1996 Employee Stock Purchase Plan.
    +10.22    Software Agreement Incorporating Licensing Rights between the Company and
              Digital Equipment Co., Limited, dated December 1, 1996.
     10.23    Sublease Agreement between the Company and National Medical Care, Inc. d/b/k
              Fresenius Medical Care-North America dated February 7, 1997.

EXHIBIT NO.                              DESCRIPTION OF EXHIBIT                             PAGE
-----------   ----------------------------------------------------------------------------  ----
     11.1     Statement Regarding Computation of Net Income (loss) Per Common and Common
              Equivalent Share.
     23.1     Consent of Coopers & Lybrand L.L.P.
     23.2     Consent of Arthur Andersen LLP.
     24.1     Power of Attorney (included on the signature pages of the Annual Report on
              Form 10-K).

---------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Reg. No. 333-13263).

+ Confidential Treatment Requested.