Form 10-Q
period 1997-03-31
GEOTEL COMMUNICATIONS CORP
filed 1997-05-14
CIK 1023905

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21761



                       GEOTEL COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware
(State or Other Jurisdiction of                          04-3194255
Incorporation or Organization)              (IRS Employer Identification Number)



     25 Porter Road, Littleton, Massachusetts                    01460
     (Address of principal executive offices)                 (Zip Code)


       Registrant's Telephone Number, including Area Code: (508) 486-1100

                         No change since last report
             (Former name, former address and former fiscal year,
                        if changed since last report)
                        -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X  No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

================================================================================
                  Class                         Outstanding at May 9, 1997
------------------------------------------- ------------------------------------

    Common Stock, $0.01 par value                   13,112,261  shares
================================================================================

                       GEOTEL COMMUNICATIONS CORPORATION


                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 1997 and
           December 31, 1996                                               3

           Consolidated Statements of Operations for the three
           months ended March 31, 1997 and 1996                            4

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 1997 and 1996                      5

           Notes to Consolidated Financial Statements                    6-7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8-12

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               13

           Signature                                                      14

           Exhibit Index                                                  15

           Exhibit 11.1                                                   16

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        GEOTEL COMMUNICATIONS CORPORATION
                           Consolidated Balance Sheets
                                 (in thousands)


                                                                March 31,         December 31,
ASSETS                                                            1997                1996
                                                                  ----                ----
Current assets:
      Cash and cash equivalents                                 $ 33,408            $ 33,263
      Accounts receivable                                          2,216               2,121
      Prepaid expenses                                               719                 524
                                                                --------            --------
            Total current assets                                  36,343              35,908
                                                                --------            --------

Property and equipment, net                                        1,070               1,016
                                                                --------            --------

            Total assets                                        $ 37,413            $ 36,924
                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                          $    356            $    656
      Accrued expenses                                               711                 857
      Accrued compensation and related accruals                      739                 685
      Deferred revenue and deferred revenue-related party          2,360               2,289
                                                                --------            --------
            Total current liabilities                              4,166               4,487
liabilities                                                     --------            --------

Stockholders' equity:
      Preferred stock                                               --                  --
      Common stock                                                   134                 134
      Additional paid-in capital                                  39,905              39,967
      Accumulated deficit                                         (5,730)             (6,455)
      Notes receivable from stockholders                             (27)               (116)
      Unearned compensation                                         (993)             (1,051)
                                                                --------            --------
                                                                  33,289              32,479
      Less treasury stock, at cost                                   (42)                (42)
                                                                --------            --------
            Total stockholders' equity                            33,247              32,437
                                                                --------            --------

            Total liabilities and stockholders' equity          $ 37,413            $ 36,924
                                                                ========            ========



  The accompanying notes are an integral part of these consolidated financial statements.

                         GEOTEL COMMUNICATIONS CORPORATION
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                  1997               1996
                                                                  ----               ----

Revenues:
    Software license                                            $ 2,360            $ 1,318
    Services and other                                              629                105
    Related party licenses and services (Note 3)                    198                416
                                                                -------            -------
    Total revenues                                                3,187              1,839
                                                                -------            -------

Cost of Revenues:
    Cost of software licenses                                        99                 75
    Cost of services and other                                      504                278
                                                                -------            -------
    Total cost of revenues                                          603                353
                                                                -------            -------

Gross profit                                                      2,584              1,486
                                                                -------            -------

Operating Expenses:
    Research and development                                        867                656
    Sales and marketing                                           1,027                621
    General and administrative                                      368                204
                                                                -------            -------
    Total operating expenses                                      2,262              1,481
                                                                -------            -------

Income from operations                                              322                  5
Interest income                                                     424                 40
                                                                -------            -------
Income before income taxes                                          746                 45
Provision for income taxes                                           21                 --
                                                                -------            -------
Net income                                                          725                 45
Accretion of convertible preferred stock to redemption value         --                (27)
                                                                =======            =======
Net income available to common stockholders                     $   725            $    18
                                                                =======            =======

Net income per common and common equivalent share               $  0.05            $  0.00
                                                                =======            =======

Weighted average number of common and common
    equivalent shares outstanding                                13,769             11,556
                                                                =======            =======



  The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                   1997                1996
                                                                   ----                ----
Cash flows from operating activities:
Net income                                                      $    725            $     45
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
     Depreciation and amortization                                   169                 116
     Equity compensation                                              58                  --
Changes in operating assets and liabilities:
     Accounts receivable                                             (95)             (1,058)
     Prepaid expenses                                               (195)                 35
     Accounts payable                                               (300)                 (2)
     Accrued expenses and other current liabilities                  (92)                279
     Deferred revenue and deferred revenue - related party            71                 510
                                                                --------            --------
        Net cash provided by (used in) operating activities          341                 (75)
                                                                --------            --------

Cash flows used in investing activities:
     Purchases of property and equipment, net                       (223)               (105)
                                                                --------            --------

Cash flows from financing activities:
     Proceeds from sale of common stock and option exercises           1                  35
     Offering costs of registering common stock                      (63)                 --
     Proceeds from notes receivable for common stock                  89                   3
     Proceeds from sale of convertible preferred stock                --                 161
     Acquisition of treasury stock                                    --                  (3)
     Principal payments under long-term debt                          --                 (51)
                                                                --------            --------
        Net cash provided by financing activities                     27                 145
                                                                --------            --------

Net increase (decrease) in cash and cash equivalents                 145                 (35)
Cash and cash equivalents, beginning of period                    33,263               4,537
                                                                ========            ========
Cash and cash equivalents, end of period                        $ 33,408            $  4,502
                                                                ========            ========

The accompanying footnotes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for the three months ended March 31, 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1996 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996 included in the Company's Form 10-K. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

2. COMPUTATION OF INCOME PER SHARE

     Net income per common share is computed based upon the weighted average number of common and common equivalent shares outstanding (using the treasury stock method) after certain adjustments described below. Common equivalent shares consist of the Company's Series A, B and C Convertible Participating Preferred Stock (collectively, the "Convertible Preferred Stock"). The Convertible Preferred Stock converted to common stock upon the closing of Company's initial public offering ("IPO") of common stock on November 20, 1996. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB No. 83), all Convertible Preferred Stock, common and common equivalent shares issued during the twelve month period prior to the IPO have been included in the calculation as if they were outstanding for all periods prior to the IPO, using the treasury stock method at the IPO price of $12.00 per share. Fully diluted net income per common share is not presented as the dilutive effect is immaterial.

3. RELATED PARTY TRANSACTIONS

     An investor, representing approximately 9% of the Company's total common shares outstanding, is also a customer of the Company. This customer's purchases from the Company represented 6% and 23% of total revenue for the first quarters of 1997 and 1996, respectively. Gross profit from these transactions approximated those realized in similar transactions with unrelated parties.

4. INCOME TAXES

     The Company's effective tax rate for the first quarter of 1997 was 2.8% representing a tax liability for the Company's two subsidiaries, GeoTel Communications Foreign Sales Corporation and GeoTel Communications Securities Corporation. The difference between the statutory income tax rate and the Company's effective tax rate is due to the use of capitalized start-up costs, net operating losses and tax credits. No income tax provision was recorded for federal income tax purposes through the year ended December 31, 1996 as the Company had not reported taxable income in those periods.

                      GEOTEL COMMUNICATIONS CORPORATION

5. NEWLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the quarters ended March 31, 1997 and 1996 would have been $0.06 and $0.01 per share, respectively. The Company is assessing the effect of SFAS No. 128 on a diluted basis but believes the effect will not be material. The Company plans to adopt SFAS 128 in its quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to GeoTel Communications Corporation's ( the "Company") 1996 Form 10-K for the year ended December 31, 1996.


OPERATING RESULTS

    The following table presents selected unaudited financial information for the Company's quarters ended March 31, 1997 and 1996 as well as the percentage of the Company's total revenues represented by each item. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                                   First Quarter,
                             -                   --------------------------------------------------
                                                     1997          1996        1997          1996
                                                   --------      --------    --------      --------
                                                   (dollars in thousands)   (percentage of revenue)
                                                   ----------------------   -----------------------

Revenues:
     Software license..........................    $ 2,474       $ 1,705         77.6%        92.7%
     Services and other........................        713           134         22.4          7.3
                                                   -------       -------      -------      -------
     Total revenues............................      3,187         1,839        100.0        100.0
                                                   -------       -------      -------      -------

Cost of Revenues:
     Cost of software licenses.................         99            75          3.1          4.1
     Cost of services and other................        504           278         15.8         15.6
                                                   -------       -------      -------      -------
     Total cost of revenues....................        603           353         18.9         19.2
                                                   -------       -------      -------      -------
Gross Profit...................................      2,584         1,486         81.1         80.8
                                                   -------       -------      -------      -------

Operating Expenses:
     Research and development..................        867           656         27.2         35.7
     Sales and marketing.......................      1,027           621         32.2         33.8
     General and administrative ...............        368           204         11.6         11.1
                                                   -------       -------      -------      -------
     Total operating costs.....................      2,262         1,481         71.0         80.6
                                                   -------       -------      -------      -------
Income from operations.........................        322             5         10.1          0.2
Interest income................................        424            40         13.3          2.2
                                                   -------       -------      -------      -------
Income before income taxes.....................        746            45         23.4          2.4
Provision for income taxes.....................         21            --          0.7           --
                                                   -------       -------      -------      -------
Net income.....................................    $   725       $    45         22.7%         2.4%
                                                   =======       =======      =======      =======


REVENUES

     Total revenues for the first quarter of 1997 increased by 73.3% to $3,187,000 from $1,839,000 for the first quarter of 1996. Software license revenue for the first quarter of 1997 increased by 45.1% to $2,474,000 from $1,705,000 for the first quarter of 1996. The Company believes that the increase in software license revenue is attributable to several factors, including the continued market acceptance of the Company's product, an increase in the size of the Company's direct sales force and the expansion of the sales channels through the addition of selected resellers and international partners since the first quarter of 1996.

     Services and other revenue for the first quarter of 1997 increased by 432.1% to $713,000 from $134,000 for the first quarter 1996. Maintenance revenue, installation services revenue and consulting and other revenue represented 36.5%, 35.1% and 28.4%, respectively, of services and other revenue for the first quarter of 1997. Service and other revenue for the first quarter of 1996 were derived solely from installation services. Services and other revenue increased to 22.4% of total revenues in the first quarter of 1997 from 7.3% of total revenues in the first quarter of 1996. Services and other revenue increased in dollars and as a percentage of total revenues in the first quarter of 1997 as a result of the increase in Company's customer base. The Company anticipates that maintenance revenue will increase as a percentage of total revenues as the Company's customer base increases. Installation services revenue will vary based upon software license revenue. Consulting and other revenue for the first quarter 1997 consisted primarily of custom development work for one of the Company's strategic partners. Revenue and expenses related to custom development work are recognized upon the customer acceptance of such work. Consulting and other revenue are non recurring in nature and will fluctuate in dollars and as a percentage of total revenues from quarter to quarter. The Company performs consulting work primarily in situations where such work will result in additional software license revenue.

     International revenues for the first quarter of 1997 increased 10% to $550,000 from $500,000 for the first quarter of 1996 and decreased as a percentage of total revenues to 17.3% from 27.2%. The increase in absolute dollars was due to the increase in the number of international partners since the first quarter of 1996. The Company believes that it will continue to derive a significant portion of its total revenues from international revenues and that international revenues will comprise a larger percentage of total revenues in the future. To date, the Company's international revenues have been denominated in U.S. currency.

     An investor, representing approximately 9% of the Company's total common shares outstanding, is also a customer of the Company. This customer's purchases from the Company represented 6% and 23% of total revenues for the first quarters of 1997 and 1996, respectively. Gross profit from these transactions approximated those realized in similar transactions with unrelated parties.

     A significant portion of the Company's total revenues to date has been derived from a limited number of customers. Revenues attributable to the five largest customers in each quarter accounted for approximately 71.7% and 88.3% of the Company's total revenues for the quarters ended March 31, 1997 and 1996, respectively. Only one customer, an unrelated third party, was one of the five largest customers in each of the quarters ended March 31, 1997 and 1996. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods.


COST OF REVENUES

     Cost of software licenses. Cost of software licenses consists principally of product warranty costs and the cost of interface cards. Cost of software licenses for the first quarter of 1997 increased by 32% to $99,000 from $75,000 for the first quarter of 1996. Cost of software licenses as a percentage of software license revenue were 4.0% and 4.4% for the first quarters of 1997 and 1996, respectively. The Company believes that in future periods, the percentage of cost of software licenses will range from 3% to 5% of software license revenue.

     Cost of services. Cost of services consists principally of the costs incurred to provide installation, consulting, maintenance and training services. The expenses incurred to provide these services are comprised primarily of personnel costs, travel and facility costs. Cost of services for the first quarter of 1997 increased by 81.3% to $504,000 from $278,000 for the first quarter of 1996. Cost of services as a percentage of services and other revenue were 70.7% and 207.5% for the first quarters of 1997 and 1996, respectively. The increase in absolute dollars from the first quarter of 1996 was a result of start-up costs associated with building a customer support infrastructure to handle the anticipated future growth in customers. Cost of services on a quarterly basis has been increasing in absolute dollars, while decreasing as a percentage of services and other revenue. The Company believes that in future periods, the percentage of cost of services to services and other revenue will fluctuate significantly based upon the mix of the services provided, but in general the Company anticipates the percentage will decrease as the Company experiences efficiencies from a growing customer base and as maintenance customer renewals increase.


OPERATING EXPENSES

     Research and Development. Research and development expenses consist principally of personnel and facility costs. Research and development expenses for the first quarter of 1997 increased by 32.2% to $867,000 from $656,000 for the first quarter of 1996. Research and development expenses as a percentage of total revenues were 27.2% and 35.7% for the first quarters of 1997 and 1996, respectively. The decrease in percentage from the first quarter of 1996 was primarily the result of the Company experiencing significant revenue growth. The increase in absolute dollars from the first quarter of 1996 was the result of an increase in employees and related facility costs.

The major product development efforts in the first quarter of 1997 related to final testing of version 1.6 of the Intelligent CallRouter ("ICR"), development of significant enhancements to the ICR such as expanding the products' interface compatibility through the addition of new ACD interfaces and interfaces to Voice Response Units. In February 1997, the Company released the first commercial shipment of version 1.6 of the ICR. The Company anticipates that research and development expenses will continue to increase in absolute dollars, while decreasing as a percentage of total revenues to 20% to 25% in the foreseeable future.

     Sales and Marketing. Sales and marketing expenses consist principally of personnel costs, travel, trade shows, promotional expenses and facility costs. Sales and marketing expenses for the first quarter of 1997 increased by 65.4% to $1,027,000 from $621,000 for the first quarter of 1996. Sales and marketing expenses as a percentage of total revenues were 32.2% and 33.8% for the first quarters of 1997 and 1996, respectively. The decrease in percentage was the result of a non recurring charge associated with the termination of an employee in the first quarter of 1996. Excluding this charge, sales and marketing expenses as a percentage of total revenues would have been 28.3% for the first quarter of 1996. The increase in absolute dollars from the first quarter of 1996 was the result of an increase in personnel and expenses associated with the expansion of the domestic sales staff, commissions attributable to higher revenues and increased promotional costs. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars but level off as a percentage of total revenues ranging from 30% to 35% in the foreseeable future.

     General and Administrative. General and administrative expenses consist principally of personnel costs for administrative, finance, information systems, human resources and general management personnel. General and administrative expenses for the first quarter of 1997 increased by 80.4% to $368,000 from $204,000 for the first quarter of 1996. General and administrative expenses as a percentage of total revenues were 11.6% and 11.1% for the first quarters of 1997 and 1996, respectively. The increase in absolute dollars from the first quarter of 1996 was the result of an increase in personnel and other costs associated with being a public company. The Company anticipates that general and administrative expenses will increase in absolute dollars but level off as a percentage of total revenues ranging from 10% to 12% in the foreseeable future.


INTEREST INCOME, NET

     Interest income, net, of $424,000 and $40,000 for the first quarters of 1997 and 1996, respectively, resulted from investments of the Company's cash balances, net of interest expense incurred on bank term notes in 1996. In the fourth quarter of 1996, the Company raised approximately $26,669,000 in cash from its initial public offering. The Company used a portion of the proceeds from the offering to repay in full the Company's outstanding debt and invested the remainder of the proceeds. Interest income increased significantly in the first quarter of 1997 due to the increase in cash available for investment.


PROVISION FOR INCOME TAXES

     The Company's effective tax rate for the first quarter of 1997 was 2.8% representing a tax liability for the Company's two subsidiaries, GeoTel Communications Foreign Sales Corporation and GeoTel Communications Securities Corporation. The difference between the statutory income tax rate and the Company's effective tax rate is due to the use of capitalized start-up costs, net operating losses and tax credits. No income tax provision was recorded for federal income tax purposes through the year ended December 31, 1996 as the Company had not reported taxable income in those periods.


LIQUIDITY AND CAPITAL RESOURCES

     On November 20, 1996, the Company completed its initial public offering of common stock, which generated net proceeds of approximately $26,669,000. The Company used approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. At March 31, 1997, the Company had cash and cash equivalents of $33,408,000. As of March 31, 1997, the Company had $2,216,000 in accounts receivable. The Company's working capital increased to $32,176,000 at March 31, 1997 from $31,421,000 at December 31, 1996.

     The Company generated cash in the amount of $341,000 from operations in the first quarter of 1997 and used cash in an amount of $75,000 in operations in the first quarter of 1996. The Company was in the development stage up until the fourth quarter of 1995 which resulted in a negative cash flow from operations. The improvement in cash flow from operations is primarily the result of an increase in total revenues and associated profitability.

     The Company used cash in investing activities of $223,000 and $105,000 in the first quarters of 1997 and 1996, respectively. Capital expenditures were made due to the increase in personnel and for product development related needs. The Company generated cash in financing activities of $27,000 and $145,000 in the first quarters of 1997 and 1996, respectively. Financing activities consisted primarily of sales of equity securities.

     As of March 31, 1996, the Company had outstanding loans which aggregated to $658,000 under several equipment lines of credit with a bank. All of the outstanding debt was repaid in November 1996 from a portion of the proceeds the Company received from its IPO.

     At March 31, 1997, the Company's existing equipment line of credit allowed the Company to borrow the lesser of $800,000 or a 90% advance rate against the invoice price of approved equipment purchased after May 31, 1996. No borrowings were outstanding as of March 31, 1997. The borrowing period ends on June 30, 1997. Borrowings under this agreement bear interest at the bank's prime rate (8.50% at March 31, 1997). Any borrowings will be collateralized by substantially all of the Company's assets. This agreement contains restrictive covenants that require certain levels of equity and liquidity and prohibit the payment of cash dividends without the bank's consent. At March 31, 1997, the Company was in compliance with all related covenants.

     As of March 31, 1997, the Company had capital expenditure commitments of approximately $600,000 related to the build out of its new corporate office in Lowell, Massachusetts.

     The Company believes that existing cash balances, funds available under the equipment line and funds generated by operations will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next twelve months.


NEWLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the quarters ended March 31, 1997 and 1996 would have been $0.06 and $0.01 per share, respectively. The Company is assessing the effect of SFAS No. 128 on a diluted basis but believes the effect will not be material. The Company plans to adopt SFAS 128 in its quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning services and other revenue, international revenues, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operation expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. The Company has experienced substantial revenue growth since the ICR product introduction and first achieved profitability in the first quarter of 1996. However, due to the Company's limited operating history there can be no assurance that such revenue growth and profitability will continue in the future on a quarterly or annual basis. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force, indirect distribution channels and international sales and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase. The Company currently expects to derive substantially all of its revenues from licenses of the ICR product and related services and that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. Although demand for the ICR has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in these environments.

     The Company is dependent upon its ability to protect its proprietary technology and relies upon a combination of patents, copyrights, trademarks, trade secret laws and confidentiality procedures. There can be no assurance that the protections put in place by the Company will be adequate. The Company believes that international expansion is important to the Company's ability to continue its growth. There can be no assurance that the Company will be successful in integrating its product in international markets and such revenues are subject to a number of risks including compliance with regulatory requirements, export restrictions and controls, trade barriers, protection of intellectual property rights, management of international operations, collection of receivables, political instability, currency exchange rate fluctuation and potentially adverse tax consequences. The Company depends on a single vendor for the software and network adapter necessary for the ICR to interface with the AT&T network. Although the Company has a perpetual, fully-paid license, with access to the underlying source code for this software and the rights to manufacture the network adapter, if for any reason the vendor does not make the software or network adapter available to the Company, there can be no assurance that the Company will be able to develop these products on a timely basis.

     The Company's quarterly operating results may in the future vary significantly depending on factors such as increased competition from the interexchange carriers, Automatic Call Distribution switching system vendors and other companies, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, order cancellations by customers, changes in operating expenses, changes in Company strategy, personnel changes, the Company's ability to manage growth, if any, including the continued improvement in its financial and management controls and growth of its employee work force and general economic factors. The Company's expense levels are based, in part, on its expectations of future revenues and to a large extent are fixed in the short-term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Additional information on the factors that could affect the Company's financial results is included in the Company's 1996 From 10-K which is filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

    11.1 Weighted Shares Used in Computation of Earnings per Share

(b) Report on Form 8-K.

    The Company did not file a Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  GEOTEL COMMUNICATIONS CORPORATION
                  (Registrant)






May 14, 1997            /s/         Timothy J. Allen              .
                       --------------------------------------------
                              Timothy J. Allen
                              Vice President of Finance, Chief Financial Officer Treasurer and Assistant Secretary
                              (Principal Financial and Chief Accounting Officer)

                                  EXHIBIT INDEX





                                                                        Page No.
                                                                        --------


11.1    Weighted Shares Used in Computation of
        Earnings Per Share ..........................................      16