Form 10-K/A
period 1996-12-31
GEOTEL COMMUNICATIONS CORP
filed 1997-08-08
CIK 1023905

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [No Fee Required]

              For the transition period from ______ to __________.

                         Commission file number 0-21761

                        GEOTEL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                              04-3194255
  (State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                            identification no.)

900 Chelmsford Street, Tower II, 12th Floor
           Lowell, Massachusetts                                        01851
 (Address of principal executive offices)                             (Zip code)

       Registrant's telephone number, including area code: (508) 275-5100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

         This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (as amended, the "Report"), is being filed to amend and restate Exhibit 10.22 to the Report. Such Exhibit 10.22 is hereby amended and restated in its entirety. The other exhibits to the Report are not being amended and have been previously filed with the Securities and Exchange Commission with the Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of August 1997.

                                        GEOTEL COMMUNICATIONS CORPORATION


                                        By:  /s/ Timothy J. Allen
                                             ------------------------------
                                             Timothy J. Allen
                                             Vice President of Finance,
                                             Chief Financial Officer,
                                             Treasurer and Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                              Title(s)                                         Date
---------                              --------                                         ----
/s/             *                      Chief Executive Officer,                         August 8, 1997
-----------------------------          President and Director
John C. Thibault                       (principal executive officer)


/s/  Timothy J. Allen                  Vice President of Finance, Chief                 August 8, 1997
------------------------------------   Financial Officer, Treasurer
Timothy J. Allen                       and Assistant Secretary
                                       (principal financial and
                                       accounting officer)


/s/             *                      Director                                         August 8, 1997
-----------------------------
G. Wayne Andrews


/s/             *                      Director                                         August 8, 1997
-----------------------------
Alexander V. D'Arbeloff


/s/             *                      Director                                         August 8, 1997
-----------------------------
Gary Bowen


/s/             *                      Director                                         August 8, 1997
-----------------------------
Gardner C. Hendrie


/s/             *                      Director                                         August 8, 1997
-----------------------------
W. Michael Humphreys


*By: /s/ Timothy J. Allen
     ------------------------------------
      Timothy J. Allen, Attorney in Fact.