Form 10-Q
period 1997-06-30
GEOTEL COMMUNICATIONS CORP
filed 1997-08-13
CIK 1023905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21761

                        GEOTEL COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     04-3194255
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization

900 CHELMSFORD STREET, TOWER II, 12TH FLOOR
LOWELL, MASSACHUSETTS                                                 01851
(Address of principal executive offices)                            (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 275-5100

                       ADDRESS CHANGE SINCE LAST REPORT
      (Former address - 25 Porter Road, Littleton, Massachusetts 01460)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           ===================================================================
           Class                                OUTSTANDING AT AUGUST 11, 1997
           -----------------------------        ------------------------------

           Common Stock, $0.01 par value        13,136,171 shares
           ===================================================================

                        GEOTEL COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q


                                                                                          PAGE NO.
                                                                                          --------

           PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements:

                      Consolidated Balance Sheets as of June 30, 1997 and
                      December 31, 1996                                                       3

                      Consolidated Statements of Operations for the three
                      and six months ended June 30, 1997 and 1996                             4

                      Consolidated Statements of Cash Flows for the
                      six months ended June 30, 1997 and 1996                                 5

                      Notes to Consolidated Financial Statements                            6-7

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                        8-14

           PART II.   OTHER INFORMATION

           Item 4.    Submission of Matters to a Vote of Security Holders                    15


           Item 6.    Exhibits and Reports on Form 8-K                                       15

                      Signature                                                              16

                      Exhibit Index                                                          17

                      Exhibit 11.1                                                           18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GEOTEL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      JUNE 30,          DECEMBER 31,
                                                                        1997                1996
                                                                        ----                ----
         ASSETS

         Current assets:
         Cash and cash equivalents                                    $36,870             $33,263
         Accounts receivable                                            2,428               2,121
         Prepaid expenses and other current assets                        956                 524
                                                                      -------             -------
         Total current assets                                          40,254              35,908
                                                                      -------             -------
         Property and equipment, net                                    1,913               1,016
                                                                      -------             -------
         Total assets                                                 $42,167             $36,924
                                                                      =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
         Accounts payable                                             $   575             $   656
         Accrued expenses                                                 871                 857
         Accrued compensation and related accruals                        957                 685
         Deferred revenue and deferred revenue-related party            5,209               2,289
                                                                      -------             -------
         Total current liabilities                                      7,612               4,487
                                                                      -------             -------

         Stockholders' equity:
         Preferred stock                                                   --                  --
         Common stock                                                     134                 134
         Additional paid-in capital                                    40,419              39,967
         Accumulated deficit                                           (4,749)             (6,455)
         Notes receivable from stockholders                               (12)               (116)
         Unearned compensation                                         (1,193)             (1,051)
                                                                      -------             -------
                                                                       34,599              32,479
         Less treasury stock, at cost                                     (44)                (42)
                                                                      -------             -------
         Total stockholders' equity                                    34,555              32,437
                                                                      -------             -------
         Total liabilities and stockholders' equity                   $42,167             $36,924
                                                                      =======             =======


The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                          THREE MONTHS                   SIX MONTHS
                                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                                        1997          1996           1997           1996
                                                                        ----          ----           ----           ----


         Revenues:
             Software license                                         $ 2,840        $ 1,745        $ 5,200        $ 3,063
             Services and other                                           828            146          1,457            251
             Related party licenses and services (Note 3)                 340            158            538            574
                                                                      -------        -------        -------        -------
             Total revenues                                             4,008          2,049          7,195          3,888
                                                                      -------        -------        -------        -------

         Cost of Revenues:
             Cost of software licenses                                     78            108            177            183
             Cost of services and other                                   625            338          1,129            616
                                                                      -------        -------        -------        -------
             Total cost of revenues                                       703            446          1,306            799
                                                                      -------        -------        -------        -------

         Gross profit                                                   3,305          1,603          5,889          3,089
                                                                      -------        -------        -------        -------

         Operating Expenses:
             Research and development                                     937            734          1,804          1,390
             Sales and marketing                                        1,303            575          2,330          1,196
             General and administrative                                   467            242            835            446
                                                                      -------        -------        -------        -------
             Total operating expenses                                   2,707          1,551          4,969          3,032
                                                                      -------        -------        -------        -------

         Income from operations                                           598             52            920             57
         Interest income                                                  483             45            907             85
                                                                      -------        -------        -------        -------
         Income before income taxes                                     1,081             97          1,827            142
         Provision for income taxes                                       100             --            121             --
                                                                      -------        -------        -------        -------
         Net income                                                       981             97          1,706            142
         Accretion of convertible preferred stock to                       --            (27)            --            (54)
           redemption value                                           -------        -------        -------        -------
         Net income available to common stockholders                  $   981        $    70        $ 1,706        $    88
                                                                      =======        =======        =======        =======
         Net income per common and common equivalent share            $  0.07        $  0.01        $  0.12        $  0.01
                                                                      =======        =======        =======        =======
         Weighted average number of common and common
             equivalent shares outstanding                             13,748         11,523         13,759         11,556
                                                                      =======        =======        =======        =======



The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     1997              1996
                                                                                     ----              ----

         Cash flows from operating activities:
         Net income                                                                 $ 1,706           $  142
         Adjustments to reconcile net income
          to net cash provided by operating activities:
           Depreciation and amortization                                                348              224
           Equity compensation                                                          220                8
         Changes in operating assets and liabilities:
           Accounts receivable                                                         (307)            (982)
           Prepaid expenses and other current assets                                   (432)              13
           Accounts payable                                                             (81)              52
           Accrued expenses and other current liabilities                               286              611
           Deferred revenue and deferred revenue - related party                      2,920              933
                                                                                    -------           ------

            Net cash provided by operating activities                                 4,660            1,001
                                                                                    -------           ------

         Cash flows used in investing activities -
           Purchases of property and equipment, net                                  (1,245)            (302)
                                                                                    -------           ------

         Cash flows from financing activities:
           Proceeds from sale of common stock and option exercises                      154               35
           Offering costs of registering common stock                                   (63)              --
           Proceeds from notes receivable for common stock                              103                8
           Proceeds from sale of convertible preferred stock                             --              161
           Acquisition of treasury stock                                                 (2)              (7)
           Proceeds from long-term debt                                                  --              214
           Principal payments under long-term debt                                       --             (140)
                                                                                     ------           ------
            Net cash provided by financing activities                                   192              271
                                                                                    -------           ------

         Net increase in cash and cash equivalents                                    3,607              970
         Cash and cash equivalents, beginning of period                              33,263            4,537
                                                                                    -------           ------
         Cash and cash equivalents, end of period                                   $36,870           $5,507
                                                                                    =======           ======


The accompanying footnotes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated financial statements for the three and six month periods ended June 30, 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1996 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996 included in the Company's Form 10-K. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

3. RELATED PARTY TRANSACTIONS

   An investor, representing approximately 9% of the Company's total common shares outstanding, is also a customer of the Company. This customer's purchases from the Company represented 8.5% and 7.5% of total revenue for the second quarter and six month periods ended June 30, 1997, respectively, and 7.7% and 14.8% for the second quarter and six month periods ended June 30, 1996, respectively. Gross profit from these transactions approximated those realized in similar transactions with unrelated parties.

4. INCOME TAXES

   The Company's effective tax rate was 9.3% for the second quarter of 1997 and 6.6% for the six months ended June 30, 1997. The difference between the statutory income tax rate and the Company's effective tax rate is due to the use of capitalized start-up costs, net operating losses and tax credits. No income tax provision was recorded for federal income tax purposes through the year ended December 31, 1996 as the Company had not reported taxable income in that period.

                        GEOTEL COMMUNICATIONS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. NEWLY ISSUED ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS 128"), "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the quarters ended June 30, 1997 and 1996 would have been $0.07 and $0.03 per share, respectively. Basic net income per share for the six months ended June 30, 1997 and 1996 would have been $0.13 and $0.04 per share, respectively. The Company is assessing the effect of SFAS 128 on a diluted basis but believes the effect will not be material. The Company plans to adopt SFAS 128 in its quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to Company's 1996 Form 10-K for the year ended December 31, 1996.

OPERATING RESULTS

   The following table presents selected unaudited financial information from the Company's income statement as a percentage of total revenue for the three month and six month periods ended June 30, 1997 and 1996. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                                QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                ----------------------     -------------------------
                                                                    1997      1996             1997       1996
                                                                    ----      ----             ----       ----

                  Revenues:
                     Software license ....................          76.6%     89.7%             77.1%     91.1%
                     Services and other ..................          23.4      10.3              22.9       8.9
                                                                   -----     -----             -----     -----
                     Total revenues ......................         100.0     100.0             100.0     100.0
                                                                   -----     -----             -----     -----

                  Cost of Revenues:
                     Cost of software licenses ...........           1.9       5.3               2.5       4.8
                     Cost of services and other...........          15.6      16.5              15.7      15.8
                                                                   -----     -----             -----     -----
                     Total cost of revenues ..............          17.5      21.8              18.2      20.6
                                                                   -----     -----             -----     -----

                  Gross Profit ...........................          82.5      78.2              81.8      79.4
                                                                   -----     -----             -----     -----

                  Operating Expenses:
                     Research and development ............          23.4      35.8              25.0      35.7
                     Sales and marketing .................          32.5      28.1              32.4      30.7
                     General and administrative...........          11.7      11.8              11.6      11.5
                                                                   -----     -----             -----     -----
                     Total operating costs ...............          67.6      75.7              69.0      77.9
                                                                   -----     -----             -----     -----

                  Income from operations .................          14.9       2.5              12.8       1.5
                  Interest income ........................          12.1       2.2              12.6       2.2
                                                                   -----     -----             -----     -----
                  Income before income taxes .............          27.0       4.7              25.4       3.7
                  Provision for income taxes .............           2.5        --               1.7        --
                                                                   -----     -----             -----     -----
                  Net income .............................          24.5%      4.7%             23.7%      3.7%
                                                                   =====     =====             =====     =====

REVENUES

   Total revenues for the second quarter of 1997 increased by 95.6% to $4,008,000 from $2,049,000 for the second quarter of 1996. Software license revenue during these quarters increased 67.2% to $3,072,000 from $1,837,000. Total revenues for the six months ended June 30, 1997 increased by 85.1% to $7,195,000 from $3,888,000 for the six months ended June 30, 1996. Software license revenue during these six month periods increased 56.6% to $5,546,000 from $3,542,000. The Company believes that the increase in revenue is attributable to several factors, including the continued market acceptance of the Company's product, an increase in the size of the Company's direct sales force, expansion of the sales channels through the addition of selected resellers and international partners and the increase in the Company's customer base.

   Services and other revenue for the second quarter of 1997 increased by 341.5% to $936,000 from $212,000 for the second quarter of 1996. Maintenance revenue, installation services revenue and consulting and other revenue represented 69.8%, 29.3% and .9%, respectively, of services and other revenue for the second quarter of 1997. Services and other revenue for the second quarter of 1996 was derived primarily from installation services. Most of the Company's license sales through the end of the second quarter of 1996 were in their warranty period and therefore only nominal maintenance revenue was recognized. Services and other revenue increased to 23.4% of total revenues in the second quarter of 1997 from 10.3% of total revenues in the second quarter of 1996. Services and other revenue increased in dollars and as a percentage of total revenues in the second quarter of 1997 as a result of the increase in the Company's customer base. The Company anticipates that maintenance revenue will increase as a percentage of total revenues as the Company's customer base increases. Installation services revenue will vary based upon software license revenue. Consulting and other revenue are non-recurring in nature and will fluctuate in dollars and as a percentage of total revenues from quarter to quarter. The Company performs consulting work primarily in situations where such work will result in additional software license revenue.

   Services and other revenue for the six months ended June 30, 1997 increased by 376.6% to $1,649,000 from $346,000 for the six months ended June 30, 1996. Maintenance revenue, installation services revenue and consulting and other revenue represented 55.4%, 31.8% and 12.8%, respectively, of services and other revenue for the six months ended June 30, 1997. Services and other revenue for the six months ended June 30, 1996 was derived primarily from installation services. Most of the Company's license sales through June 30, 1996 were in their warranty period and therefore only nominal maintenance revenue was recognized. Services and other revenue increased to 22.9% of total revenues in the six months ended June 30, 1997 from 8.9% of total revenues in the six months ended June 30, 1996. Services and other revenue increased in dollars and as a percentage of total revenues in the six month period ended June 30, 1997, as a result of the increase in the Company's customer base.

   International revenues represented 25.6% of total revenues in the second quarter of 1997 compared to no international revenue in the second quarter of 1996. The increase in dollars was due to the increase in the number of international partners and the volume of business activity with these partners. International revenues represented 21.9% of total revenues for the six months ended June 30, 1997 compared to 12.9% for the six months ended June 30, 1996. The Company believes that it will continue to derive a significant portion of its total revenues from international revenues and that international revenues will comprise a larger percentage of total revenues in the future. To date, the Company's international revenues have been denominated in U.S. currency.

   An investor, representing approximately 9% of the Company's total common shares outstanding, is also a customer of the Company. This customer's purchases from the Company represented 8.5% and 7.5% of total revenue for the second quarter and six month periods ended June 30, 1997, respectively, and 7.7% and 14.8% for the second quarter and six month periods ended June 30, 1996, respectively. Gross profit from these transactions approximated those realized in similar transactions with unrelated parties.

   A significant portion of the Company's total revenues to date has been derived from a limited number of customers. Revenues attributable to the five largest customers in each quarter accounted for 77.9% and 89.2% of the Company's total revenues for the quarters ended June 30, 1997 and 1996, respectively. Revenues attributable to the five largest customers for the six months ended June 30, 1997 and 1996 were 63.6% and 68.4%, respectively. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods.

COST OF REVENUES

   Cost of software licenses. Cost of software licenses consists principally of product warranty costs and the costs of interface cards. Cost of software licenses for the second quarter of 1997 decreased by $30,000 to $78,000 from $108,000 for the second quarter of 1996. Cost of software licenses as a percentage of software license revenue were 2.5% and 5.9% for the second quarters of 1997 and 1996, respectively. The decrease in dollars and as a percentage of software license revenue in 1997 was due to a decrease in hardware costs. Cost of software licenses for the six months ended June 30, 1997 remained stable in absolute dollars in comparison to the six month period ended June 30, 1996. Cost of software licenses as a percentage of software license revenue were 3.2% and 5.2% for the six month periods ended June 30, 1997 and 1996, respectively. The decrease in percentage in 1997 was from a decrease in hardware costs. The Company believes that in future periods, the percentage of cost of software licenses will range from 3% to 5% of software license revenue.

   Cost of services and other. Cost of services and other consists principally of the costs incurred to provide installation, consulting, maintenance and training services. The expenses incurred to provide these services are comprised primarily of personnel, travel and facility costs. Cost of services and other for the second quarter of 1997 increased by 84.9% to $625,000 from $338,000 for the second quarter of 1996. Cost of services and other as a percentage of services and other revenue were 66.8% and 159.4% for the second quarters of 1997 and 1996, respectively. Cost of services and other for the six months ended June 30, 1997 increased by 83.3% to $1,129,000 from $616,000 for the six months ended June 30, 1996. Cost of services and other as a percentage of services and other revenue were 68.5% and 178.0% for the six months ended June 30, 1997 and 1996, respectively. The increase in dollars from the quarter and six month period ended June 30, 1997 compared to the corresponding periods in 1996 were primarily comprised of an increase in personnel and travel costs. These costs increased as a result of the increase in the number of customers under maintenance contracts. Cost of services and other on a quarterly basis has been increasing in absolute dollars, while decreasing as a percentage of services and other revenue. The Company believes that in future periods, the percentage of cost of services and other to services and other revenue will fluctuate significantly based upon the mix of the services provided, but in general the Company anticipates the percentage will decrease as the Company experiences efficiencies from a growing customer base.

OPERATING EXPENSES

   Research and Development. Research and development expenses consist principally of personnel and facility costs. Research and development expenses for the second quarter of 1997 increased by 27.7% to $937,000 from $734,000 for the second quarter of 1996. Research and development expenses as a percentage of total revenues were 23.4% and 35.8% for the second quarters of 1997 and 1996, respectively. Research and development expenses for the six months ended June 30, 1997 increased by 29.8% to $1,804,000 from $1,390,000 for the six months ended June 30, 1996. Research and development expenses as a percentage of total revenues were 25.0% and 35.7% for the six month periods ended June 30, 1997 and 1996, respectively. The decreases in research and development expenses as a percentage of total revenues during the quarter and six month periods ended June 30, 1997 compared to the corresponding periods ended June 30, 1996 were primarily the result of the Company's significant revenue growth. The increase in absolute dollars for the quarter and six month periods ended June 30, 1997 compared to the corresponding periods ended June 30, 1996 was the result of increases in personnel and related facility costs. The major product development efforts in the second quarter of 1997 related to the development of version 2.0 of the Intelligent CallRouter ("ICR") and development of significant enhancements to the ICR such as Computer Telephony Interface capabilities. The Company anticipates that research and development expenses will continue to increase in absolute dollars, while decreasing as a percentage of total revenues to 20% to 25% in the foreseeable future.

   Sales and Marketing. Sales and marketing expenses consist principally of personnel costs (salaries, commissions and fringe benefits), travel, trade shows, promotional expenses and facility costs. Sales and marketing expenses for the second quarter of 1997 increased by 126.6% to $1,303,000 from $575,000 for the second quarter of 1996. Sales and marketing expenses as a percentage of total revenues were 32.5% and 28.1% for the second quarters of 1997 and 1996, respectively. Sales and marketing expenses for the six months ended June 30, 1997 increased by 94.8% to $2,330,000 from $1,196,000 for the six months ended June 30, 1996. Sales and marketing expenses as a percentage of total revenues were 32.4% and 30.7% for the six months ended June 30, 1997 and 1996, respectively. The increase in dollars and as a percentage of total revenues from the quarter and six month periods ended June 30, 1997 compared to the corresponding periods in 1996 were primarily comprised of an increase in personnel and travel costs. These costs increased due to the expansion of the domestic sales staff, commissions attributable to higher revenues and increased promotional costs. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars but level off as a percentage of total revenues ranging from 30% to 35% in the foreseeable future.

   General and Administrative. General and administrative expenses consist principally of personnel costs for administrative, finance, information systems, human resources and general management personnel. General and administrative expenses for the second quarter of 1997 increased by 93.0% to $467,000 from $242,000 for the second quarter of 1996. General and administrative expenses as a percentage of total revenues were 11.7% and 11.8% for the second quarters of 1997 and 1996, respectively. General and administrative expenses for the six months ended June 30, 1997 increased by 87.2% to $835,000 from $446,000 for the six months ended June 30, 1996. General and administrative expenses as a percentage of total revenues were 11.6% and 11.5% for the six months ended June 30, 1997 and 1996, respectively. The increase in absolute dollars from the quarter and six month period ended June 30, 1997 compared to the corresponding periods in 1996 was due to an increase in personnel and legal costs. These costs have increased due to the growth of the business and the incremental costs of being a public company. The Company anticipates that general and administrative expenses will increase in absolute dollars but level off as a percentage of total revenues ranging from 10% to 12% in the foreseeable future.

INTEREST INCOME, NET

   Interest income, net, of $483,000 and $45,000 for the second quarters of 1997 and 1996, respectively, resulted from investments of the Company's cash balances, net of interest expense incurred on bank term notes in 1996. Interest income, net, was $907,000 and $85,000 for the six month periods ended June 30, 1997 and 1996, respectively. In the fourth quarter of 1996, the Company raised approximately $26,669,000 in cash from its initial public offering. The Company used a portion of the proceeds from the offering to repay in full the Company's outstanding debt and invested the remainder of the proceeds. Interest income increased significantly in the quarter and six month periods ended June 30, 1997 in comparison to the corresponding periods in 1996 due to the increase in cash available for investment in 1997.

PROVISION FOR INCOME TAXES

   The Company's effective tax rate was 9.3% for the second quarter of 1997 and 6.6% for the six months ended June 30, 1997. The difference between the statutory income tax rate and the Company's effective tax rate is due to the use of capitalized start-up costs, net operating losses and tax credits. No income tax provision was recorded for federal income tax purposes through the year ended December 31, 1996 as the Company had not reported taxable income in that period.

LIQUIDITY AND CAPITAL RESOURCES

   On November 20, 1996, the Company completed its initial public offering of common stock, which generated net proceeds of approximately $26,669,000. The Company used approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. At June 30, 1997, the Company had cash and cash equivalents of $36,870,000 and accounts receivable of $2,428,000. The Company's working capital increased to $32,642,000 at June 30, 1997 from $31,421,000 at December 31, 1996. During the second quarter of 1997, the Company received approximately $2,557,000 of a total $2,922,000 in advance payments received to date under a software licensing agreement with Digital Equipment Co., Ltd. (the "DEC Agreement") which the Company has included in deferred revenue. The DEC Agreement provides, among other things, for the resale of a specified number of software licenses and one year of maintenance support for a total contract value of approximately $7,800,000. The Company anticipates recognizing the revenue associated with the software licensing in this agreement beginning in the third quarter of 1997 and into 1998 as the software licenses are deployed.

   The Company generated $4,660,000 from operations in the six months ended June 30, 1997 compared to $1,001,000 in the corresponding period of 1996. The improvement in cash flow from operations is primarily the result of the increase in advance customer payments (See discussion above regarding the DEC Agreement) and an increase in profitability.

   The Company used cash in investing activities of $1,245,000 and $302,000 in the six months ended June 30, 1997 and 1996, respectively. Capital expenditures in 1997 were made due to the increase in personnel, the Company's move to a new corporate office and for product development related needs. The Company generated cash in financing activities of $192,000 and $271,000 in the six month periods ended June 30, 1997 and 1996, respectively. Financing activities consisted primarily of sales of equity securities.

   The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next twelve months.

NEWLY ISSUED ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the quarters ended June 30, 1997 and 1996 would have been $0.07 and $0.03 per share, respectively. Basic net income per share for the six months ended June 30, 1997 and 1996 would have been $0.13 and $0.04 per share, respectively. The Company is assessing the effect of SFAS No. 128 on a diluted basis but believes the effect will not be material. The Company plans to adopt SFAS 128 in its quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company does not provide forecasts of future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning services and other revenue, international revenues, anticipated cost of revenues levels, anticipated operating expense levels, such expense levels relative to the Company's total revenues and anticipated revenue recognition in connection with the DEC Agreement) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

   The Company's future results are subject to substantial risks and uncertainties. The Company has experienced substantial revenue growth since the ICR product introduction and first achieved profitability in the first quarter of 1996. However, due to the Company's limited operating history there can be no assurance that such revenue growth and profitability will continue in the future on a quarterly or annual basis. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force, indirect distribution channels, the rate of deployment of the software licenses under the DEC Agreement, international sales and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase. The Company currently expects to derive substantially all of its revenues from licenses of the ICR product and related services and that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. Although demand for the ICR has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in these environments.

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

   The Company's quarterly operating results may in the future vary significantly depending on factors such as increased competition from the interexchange carriers, Automatic Call Distribution switching system vendors and other companies, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, order cancellations by customers, changes in operating expenses, changes in Company strategy, personnel changes, the Company's ability to manage growth, if any, including the continued improvement in its financial and management controls and growth of its employee work force and general economic factors. The Company's expense levels are based, in part, on its expectations of future revenues and to a large extent are fixed in the short-term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Additional information on the factors that could affect the Company's financial results is included in the Company's 1996 Form 10-K, as amended, which has been filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 29, 1997, the following proposals were adopted by the vote specified below:


                                                                            FOR         AGAINST       ABSTAIN      WITHHOLD
                                                                         ---------     ---------     ---------    ---------

     1.   To elect two directors to serve for a three year term
          Gary Bowen                                                     8,823,182       4,032
          Wayne Andrews                                                  8,822,982       4,232
     2.   To ratify the selection by the Board of
          Directors of Coopers & Lybrand L.L.P. as
          independent public accountants for the Company for 1997        8,823,064       3,450          700

The other directors whose terms of office continued after the Annual Meeting of Stockholders are Alexander V. d'Arbeloff, Gardner C. Hendrie, W. Michael Humphreys and John C. Thibault.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    11.1 Weighted Shares Used in Computation of Earnings per Share

(b) Report on Form 8-K.

    The Company did not file a Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOTEL COMMUNICATIONS CORPORATION

(Registrant)

August 13, 1997           /s/TIMOTHY J. ALLEN
                          -----------------------------------------------------
                             Timothy J. Allen
                             Vice President of Finance,
                             Chief Financial Officer,
                             Treasurer and Assistant Secretary
                             (principal financial and chief accounting officer)

                                 EXHIBIT INDEX                         PAGE NO.

        11.1         Weighted Shares Used in Computation of
                     Earnings Per Share                                   18