Form 10-Q
period 1997-09-30
GEOTEL COMMUNICATIONS CORP
filed 1997-11-13
CIK 1023905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21761

                        GEOTEL COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    04-3194255
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

900 CHELMSFORD STREET, TOWER II, 12TH FLOOR
LOWELL, MASSACHUSETTS                                     01851
(Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 275-5100

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

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                        CLASS              OUTSTANDING AT NOVEMBER 1, 1997
           -----------------------------   -------------------------------
           Common Stock, $0.01 par value       13,133,552 shares
           =============================   ===============================

                        GEOTEL COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q


                                                                     PAGE NO.
                                                                     --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996                                         3

           Consolidated Statements of Operations for the three
           and nine months ended September 30, 1997 and 1996             4

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1997 and 1996                 5

           Notes to Consolidated Financial Statements                  6-7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              8-14

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                    15

Item 6.    Exhibits and Reports on Form 8-K                             15

           Signature                                                    16

           Exhibit Index                                                17

           Exhibit 11.1                                                 18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GEOTEL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                              1997               1996
                                                                -------------      ------------
Current assets:
Cash and cash equivalents                                         $ 40,130           $ 33,263
Accounts receivable and account receivable-related party             3,165              2,121
Prepaid expenses and other current assets                            1,488                524
                                                                  --------           --------
Total current assets                                                44,783             35,908
                                                                  --------           --------
Property and equipment, net                                          2,081              1,016
                                                                  --------           --------
Total assets                                                      $ 46,864           $ 36,924
                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                  $    658           $    656
Accrued expenses                                                     1,250                857
Accrued compensation and related accruals                            1,440                685
Deferred revenue and deferred revenue-related party                  7,322              2,289
                                                                  --------           --------
Total current liabilities                                           10,670              4,487
                                                                  --------           --------

Stockholders' equity:
Preferred stock                                                         --                 --
Common stock                                                           134                134
Additional paid-in capital                                          40,428             39,967
Accumulated deficit                                                 (3,262)            (6,455)
Notes receivable from stockholders                                     (10)              (116)
Unearned compensation                                               (1,051)            (1,051)
                                                                  --------           --------
                                                                    36,239             32,479
Less treasury stock, at cost                                           (45)               (42)
                                                                  --------           --------
Total stockholders' equity                                          36,194             32,437
                                                                  --------           --------
Total liabilities and stockholders' equity                        $ 46,864           $ 36,924
                                                                  ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                    THREE MONTHS              NINE MONTHS
                                                                 ENDED SEPTEMBER 30,      Ended SEPTEMBER 30,
                                                                  1997        1996         1997        1996
                                                                --------    --------     --------    --------
Revenues:
Software license                                                $  3,746    $  1,526     $  8,946    $  4,588
Services and other                                                   980         209        2,437         461
Related party licenses and services (Note 3)                         433         661          971       1,235
                                                                --------    --------     --------    --------
Total revenues                                                     5,159       2,396       12,354       6,284
                                                                --------    --------     --------    --------

Cost of Revenues:
Cost of software licenses                                            153          52          330         235
Cost of services and other                                           878         372        2,007         988
                                                                --------    --------     --------    --------
Total cost of revenues                                             1,031         424        2,337       1,223
                                                                --------    --------     --------    --------

Gross profit                                                       4,128       1,972       10,017       5,061
                                                                --------    --------     --------    --------

Operating Expenses:
Research and development                                           1,015         820        2,819       2,210
Sales and marketing                                                1,482         773        3,812       1,969
General and administrative                                           547         259        1,382         705
                                                                --------    --------     --------    --------
Total operating expenses                                           3,044       1,852        8,013       4,884
                                                                --------    --------     --------    --------

Income from operations                                             1,084         120        2,004         177
Interest income                                                      508          46        1,415         131
                                                                --------    --------     --------    --------
Income before income taxes                                         1,592         166        3,419         308
Provision for income taxes                                           105          --          226          --
                                                                --------    --------     --------    --------
Net income                                                         1,487         166        3,193         308
Accretion of convertible preferred stock to redemption value          --         (28)          --         (82)
                                                                --------    --------     --------    --------
Net income available to common stockholders                     $  1,487    $    138     $  3,193    $    226
                                                                ========    ========     ========    ========

Net income per common and common equivalent share               $   0.11    $   0.01     $   0.23    $   0.02
                                                                ========    ========     ========    ========

Weighted average number of common and common
    equivalent shares outstanding                                 13,914      11,463       13,811      11,514
                                                                ========    ========     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                   1997         1996
                                                                 --------     --------
Cash flows from operating activities:
Net income                                                       $  3,193     $    308
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                   547          370
      Equity compensation                                             362           40
Changes in operating assets and liabilities:
      Accounts receivable and accounts
         receivable-related party                                  (1,044)      (1,148)
      Prepaid expenses and other current assets                      (964)        (118)
      Accounts payable                                                  2           80
      Accrued expenses and other current liabilities                1,148          668
      Deferred revenue and deferred revenue - related party         5,033        1,314
                                                                 --------     --------
          Net cash provided by operating activities                 8,277        1,514
                                                                 --------     --------

Cash flows used in investing activities -
      Purchases of property and equipment, net                     (1,612)        (556)
                                                                 --------     --------

Cash flows from financing activities:
      Proceeds from sale of common stock and option exercises         162           35
      Offering costs of registering common stock                      (63)          --
      Proceeds from notes receivable for common stock                 106            7
      Proceeds from sale of convertible preferred stock                --          161
      Acquisition of treasury stock                                    (3)          --
      Proceeds from long-term debt                                     --          358
      Principal payments under long-term debt                          --         (244)
                                                                 --------     --------
          Net cash provided by financing activities                   202          317
                                                                 --------     --------

Net increase in cash and cash equivalents                           6,867        1,275
Cash and cash equivalents, beginning of period                     33,263        4,537
                                                                 --------     --------
Cash and cash equivalents, end of period                         $ 40,130     $  5,812
                                                                 ========     ========

The accompanying footnotes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements for the three and nine month periods ended September 30, 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1996 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996 included in the Company's Form 10-K. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

    GeoTel Communications Corporation (the "Company") develops and markets telecommunications software solutions, consisting primarily of one product, that enable enhanced call center applications. The Company currently derives substantially all of its revenues from licenses of the Intelligent CallRouter ("ICR") and related services.

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

2. COMPUTATION OF NET INCOME PER SHARE

    Net income per common share is computed based upon the weighted average number of common and common equivalent shares outstanding (using the treasury stock method) after certain adjustments described below. Common equivalent shares consist of the Company's Series A, B and C Convertible Participating Preferred Stock (collectively, the "Convertible Preferred Stock", and common equivalent shares from stock options). The Convertible Preferred Stock converted to common stock upon the closing of Company's initial public offering ("IPO") of common stock on November 20, 1996. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB No. 83), all Convertible Preferred Stock, common and common equivalent shares issued during the twelve month period prior to the IPO have been included in the calculation as if they were outstanding for all periods prior to the IPO, using the treasury stock method at the IPO price of $12.00 per share. Fully diluted net income per common share is not presented as the dilutive effect is immaterial.

3. RELATED PARTY TRANSACTIONS

    An investor, representing approximately 9% of the Company's total common shares outstanding, is also a customer of the Company. This customer's purchases from the Company represented 8.4% and 7.9% of total revenue for the three and nine month periods ended September 30, 1997, respectively, and 27.6% and 19.7% for the three and nine month periods ended September 30, 1996, respectively. Gross profit from these transactions approximated those realized in similar transactions with unrelated parties.

4. INCOME TAXES

    The Company's effective tax rate for the three and nine month periods ended September 30, 1997 was 6.6%. The difference between the statutory income tax rate and the Company's effective tax rate is due to the use of capitalized start-up costs, net operating losses and tax credits. No income tax provision was recorded for federal income tax purposes through the nine months ended September 30, 1996 as the Company had not reported taxable income in that period. Currently, the Company has a valuation reserve against its deferred tax assets in excess of its income tax liabilities. Management reviews the appropriateness of the valuation on a quarterly basis.

                        GEOTEL COMMUNICATIONS CORPORATION

5. NEWLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS 128"), "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three months ended September 30, 1997 and 1996 would have been $0.11 and $0.06 per share, respectively. Basic net income per share for the nine months ended September 30, 1997 and 1996 would have been $0.24 and $0.10 per share, respectively. The Company is assessing the effect of SFAS 128 on a diluted basis but believes the effect will not be material. The Company plans to adopt SFAS 128 in its quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

    In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, SFAS 130 requires that an amount representing total comprehensive income be reported. SFAS 130 will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that the adoption of SFAS 130 will have a material impact on results of operations.

    In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 131, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company does not believe that the adoption of SFAS 131 will have a material impact on financial statement disclosures.

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

OPERATING RESULTS

    The following table presents selected unaudited financial information from the Company's income statement as a percentage of total revenue for the three month and nine month periods ended September 30, 1997 and 1996. The Company's operating results for any one period are not necessarily indicative of results for any future period.

                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                  SEPTEMBER 30,        SEPTEMBER 30,
                               -----------------     -----------------
                                1997       1996       1997       1996
                               ------     ------     ------     ------
Revenues:
Software license                 78.7%      86.6%      77.7%      89.4%
Services and other               21.3       13.4       22.3       10.6
                               ------     ------     ------     ------
Total revenues                  100.0      100.0      100.0      100.0
                               ------     ------     ------     ------

Cost of Revenues:
Cost of software licenses         3.0        2.2        2.7        3.8
Cost of services and other       17.0       15.5       16.2       15.7
                               ------     ------     ------     ------
Total cost of revenues           20.0       17.7       18.9       19.5
                               ------     ------     ------     ------

Gross Profit                     80.0       82.3       81.1       80.5
                               ------     ------     ------     ------

Operating Expenses:
Research and development         19.7       34.2       22.8       35.2
Sales and marketing              28.7       32.3       30.9       31.3
General and administrative       10.6       10.8       11.2       11.2
                               ------     ------     ------     ------
Total operating costs            59.0       77.3       64.9       77.7
                               ------     ------     ------     ------

Income from operations           21.0        5.0       16.2        2.8
Interest income                   9.8        1.9       11.5        2.1
                               ------     ------     ------     ------
Income before income taxes       30.8        6.9       27.7        4.9
Provision for income taxes        2.0         --        1.8         --
                               ------     ------     ------     ------
Net income                       28.8%       6.9%      25.9%       4.9%
                               ======     ======     ======     ======

REVENUES

    Total revenues for the third quarter of 1997 increased by 115.3% to $5,159,000 from $2,396,000 for the third quarter of 1996. Software license revenue during these quarters increased 95.5% to $4,059,000 from $2,076,000. Total revenues for the nine months ended September 30, 1997 increased by 96.6% to $12,354,000 from $6,284,000 for the nine months ended September 30, 1996. Software license revenue for the nine months ended September 30, 1997 increased 71.0% to $9,605,000 from $5,618,000 for the nine months ended September 30, 1996. The Company believes that the increase in revenue is attributable to several factors: including revenue recognized under a software licensing agreement with Digital Equipment Co., Ltd. (the "DEC Agreement"); continued market acceptance of the Company's product; an increase in the size of the Company's direct sales force; expansion of the sales channels through the addition of selected resellers and international partners and the increase in the Company's customer base. The DEC Agreement provides, among other things, for the resale of a specified number of software licenses and one year maintenance support as announced in January of 1997. Under the DEC Agreement, the Company recognized approximately $1,667,000 and $1,817,000 in revenue for the three and nine month periods ended September 30, 1997, respectively, compared to $355,000 in revenue for each of the three and nine month periods ended September 30, 1996. The Company has recognized $2,172,000 in revenue under the DEC Agreement on a cumulative basis through September 30, 1997. Management anticipates recognizing the remaining revenue of the contract over the next several quarters.

    Services and other revenue for the third quarter of 1997 increased by 243.8% to $1,100,000 from $320,000 for the third quarter of 1996. Maintenance revenue, installation services revenue and consulting and other revenue represented 60.5%, 27.9% and 11.6%, respectively, of total services and other revenue for the third quarter of 1997 compared to 41.0%, 57.6% and 1.4%, respectively, for the third quarter of 1996. Services and other revenue increased to 21.3% of total revenues in the third quarter of 1997 from 13.4% in the third quarter of 1996. Services and other revenue increased in dollars and as a percentage of total revenues in the third quarter of 1997 primarily as a result of the increase in the Company's customer base. The Company anticipates that maintenance revenue will continue to increase as a percentage of total revenues as the Company's customer base increases. Installation services revenue will vary based upon software license revenue. Consulting and other revenue are non-recurring in nature and will fluctuate in dollars and as a percentage of total revenues from quarter to quarter. The Company performs consulting work primarily in situations where such work will result in additional software license revenue.

Services and other revenue for the nine months ended September 30, 1997 increased by 312.8% to $2,749,000 from $666,000 for the nine months ended September 30, 1996. Maintenance revenue, installation services revenue and consulting and other revenue represented 57.5%, 30.3% and 12.2%, respectively, of total services and other revenue for the nine months ended September 30, 1997 compared to 28.4%, 67.7% and 3.9%, respectively, for the nine months ended September 30, 1996. Services and other revenue increased to 22.3% of total revenues in the nine months ended September 30, 1997 from 10.6% in the nine months ended September 30, 1996. Services and other revenue increased in dollars and as a percentage of total revenues in the nine month period ended September 30, 1997, primarily as a result of the increase in the Company's customer base.

    International revenues represented 44.3% and 31.3% of total revenues in the three and nine month periods ended September 30, 1997, respectively, compared to 35.7% and 21.6% in the three and nine month periods ended September 30, 1996, respectively. Revenues under the DEC Agreement represented 72.9% and 47.0%, respectively, of international revenues in the three and nine month periods ended September 30, 1997 compared to 41.5% and 25.9%, respectively, in the three and nine month periods ended September 30, 1996. The Company believes that it will continue to derive a significant portion of its total revenues from international revenues. To date, the Company's international revenues have been denominated in U.S. currency.

    An investor, representing approximately 9% of the Company's total common shares outstanding, is also a customer of the Company. This customer's purchases from the Company represented 8.4% and 7.9% of total revenue for the three month and nine month periods ended September 30, 1997, respectively, compared to 27.6% and 19.7% for the three and nine month periods ended September 30, 1996, respectively. Gross profit from these transactions approximated those realized in similar transactions with unrelated parties.

    A significant portion of the Company's total revenues to date has been derived from a limited number of customers. Revenues attributable to the five largest customers in each quarter accounted for 67.3% and 85.8% of the Company's total revenues for the quarters ended September 30, 1997 and 1996, respectively. Revenues attributable to the five largest customers for the nine months ended September 30, 1997 and 1996 were 56.0% and 62.2%, respectively. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods.

COST OF REVENUES

    Cost of software license revenue. Cost of software license revenue consists principally of product warranty costs, amortization of capitalized development costs associated with the DEC Agreement and the costs of interface cards. Cost of software license revenue for the third quarter of 1997 increased by 194.2% to $153,000 from $52,000 for the third quarter of 1996. Cost of software license revenue as a percentage of software license revenue were 3.8% and 2.5% for the third quarters of 1997 and 1996, respectively. Cost of software license revenue for the nine months ended September 30, 1997 increased by 40.4% to $330,000 from $235,000 for the nine months ended September 30, 1996. Cost of software license revenue as a percentage of software license revenue were 3.4% and 4.2% for the nine month periods ended September 30, 1997 and 1996, respectively. The increase in dollars in 1997 was primarily due to the amortization of capitalized development costs under the DEC Agreement. There was no related amortization expense in the three and nine month periods ended September 30, 1996. The Company believes that in future periods, the percentage of cost of software license revenue will continue to range from 3% to 5% of software license revenue.

    Cost of services and other revenue. Cost of services and other revenue consists principally of the costs incurred to provide installation, consulting, maintenance and training services. The expenses incurred to provide these services are comprised primarily of personnel, travel and facility costs. Cost of services and other revenue for the third quarter of 1997 increased by 136.0% to $878,000 from $372,000 for the third quarter of 1996. Cost of services and other revenue as a percentage of services and other revenue were 79.8% and 116.3% for the third quarters of 1997 and 1996, respectively. Cost of services and other revenue for the nine months ended September 30, 1997 increased by 103.1% to $2,007,000 from $988,000 for the nine months ended September 30, 1996. Cost of services and other revenue as a percentage of services and other revenue were 73.0% and 148.3% for the nine months ended September 30, 1997 and 1996, respectively. The increase in dollars from the quarter and nine month periods ended September 30, 1997 compared to the corresponding periods in 1996 were primarily comprised of an increase in personnel and travel costs. These costs increased as a result of the increase in the number of customers under maintenance contracts. Cost of services and other revenue on a quarterly basis has been increasing in absolute dollars, while generally decreasing as a percentage of services and other revenue. The Company believes that in future periods, cost of services and other revenue as a percentage of services and other revenue will fluctuate significantly based upon the mix of the services provided, but in general the Company anticipates the percentage will decrease as the Company experiences efficiencies from a growing customer maintenance revenue base.

OPERATING EXPENSES

    Research and Development. Research and development expenses consist principally of personnel and facility costs. Research and development expenses for the third quarter of 1997 increased by 23.8% to $1,015,000 from $820,000 for the third quarter of 1996. Research and development expenses as a percentage of total revenues were 19.7% and 34.2% for the third quarters of 1997 and 1996, respectively. Research and development expenses for the nine months ended September 30, 1997 increased by 27.6% to $2,819,000 from $2,210,000 for the nine months ended September 30, 1996. Research and development expenses as a percentage of total revenues were 22.8% and 35.2% for the nine month periods ended September 30, 1997 and 1996, respectively. The decreases in research and development expenses as a percentage of total revenues during the three and nine month periods ended September 30, 1997 compared to the corresponding periods ended September 30, 1996 were primarily the result of the Company's significant revenue growth. The increase in absolute dollars for the three and nine month periods ended September 30, 1997 compared to the corresponding periods ended September 30, 1996 was the result of increases in personnel and related facility costs. The major product development efforts in the third quarter of 1997 related to the development of new functionality such as web-based monitoring and the continued development of enhancements to the ICR. The Company anticipates that research and development expenses will continue to increase in absolute dollars but level off as a percentage of revenues ranging from 18% to 20% in the foreseeable future.

    Sales and Marketing. Sales and marketing expenses consist principally of personnel costs (salaries, commissions and fringe benefits), travel, trade shows, promotional expenses and facility costs. Sales and marketing expenses for the third quarter of 1997 increased by 91.7% to $1,482,000 from $773,000 for the third quarter of 1996. Sales and marketing expenses as a percentage of total revenues were 28.7% and 32.3% for the third quarters of 1997 and 1996, respectively. Sales and marketing expenses for the nine months ended September 30, 1997 increased by 93.6% to $3,812,000 from $1,969,000 for the nine months ended September 30, 1996. Sales and marketing expenses as a percentage of total revenues were 30.9% and 31.3% for the nine months ended September 30, 1997 and 1996, respectively. The increase in dollars for the three and nine month periods ended September 30, 1997 compared to the corresponding periods in 1996 were primarily comprised of an increase in personnel and travel costs. These costs increased due to the expansion of the domestic sales staff, commissions attributable to higher revenues and an increase in promotional costs. The decreases in sales and marketing expenses as a percentage of total revenues during the three and nine month periods ended September 30, 1997 compared to the corresponding periods ended September 30, 1996 were primarily the result of the Company's significant revenue growth. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars but level off as a percentage of total revenues ranging from 30% to 35% in the foreseeable future.

    General and Administrative. General and administrative expenses consist principally of personnel costs for administrative, finance, information systems, human resources and general management personnel. General and administrative expenses for the third quarter of 1997 increased by 111.2% to $547,000 from $259,000 for the third quarter of 1996. General and administrative expenses as a percentage of total revenues were 10.6% and 10.8% for the third quarters of 1997 and 1996, respectively. General and administrative expenses for the nine months ended September 30, 1997 increased by 96.0% to $1,382,000 from $705,000 for the nine months ended September 30, 1996. General and administrative expenses as a percentage of total revenues was 11.2% for the nine months ended September 30, 1997 and 1996. The increase in absolute dollars from the three and nine month periods ended September 30, 1997 compared to the corresponding periods in 1996 was due to an increase in personnel and legal costs. These costs have increased due to the growth of the business and the incremental costs of operating as a public company. The Company anticipates that general and administrative expenses will increase in absolute dollars but level off as a percentage of total revenues ranging from 10% to 12% in the foreseeable future.

INTEREST INCOME, NET

    Interest income, net, of $508,000 and $46,000 for the third quarters of 1997 and 1996, respectively, resulted from investments of the Company's cash balances, net of interest expense incurred on bank term notes in 1996. Interest income, net, was $1,415,000 and $131,000 for the nine month periods ended September 30, 1997 and 1996, respectively. In the fourth quarter of 1996, the Company raised approximately $26,704,000 in cash from its initial public offering. The Company used a portion of the proceeds from the offering to repay in full the Company's outstanding debt and invested the remainder of the proceeds. Interest income increased significantly in the three and nine month periods ended September 30, 1997 in comparison to the corresponding periods in 1996 due to the increase in cash available for investment in 1997.

PROVISION FOR INCOME TAXES

    The Company's effective tax rate for the third quarter of 1997 was 6.6% for the three and nine month periods ended September 30, 1997. The difference between the statutory income tax rate and the Company's effective tax rate is due to the use of capitalized start-up costs, net operating losses and tax credits. No income tax provision was recorded for federal income tax purposes through the nine months ended September 30, 1996 as the Company had not reported taxable income in that period. Currently, the Company has a valuation reserve against its deferred tax assets in excess of its income tax liabilities. Management reviews the appropriateness of the valuation on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

    On November 20, 1996, the Company completed its initial public offering of common stock, which generated net proceeds of approximately $26,704,000. The Company used approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. At September 30, 1997, the Company had cash and cash equivalents of $40,130,000 and accounts receivable of $3,165,000. The Company's working capital increased to $34,113,000 at September 30, 1997 from $31,421,000 at December 31, 1996. As of September 30, 1997, the
Company has received approximately $4,909,000 in advance payments under the DEC Agreement. The Agreement provides, among other things, for the development of customized software, the resale of a specified number of software licenses and one year of maintenance support as announced in January of 1997. The Company recognized approximately $1,667,000 in revenue in the third quarter of 1997 and $2,172,000 on a cumulative basis through September 30, 1997. Management anticipates recognizing the remaining revenue under this contract over the next several quarters.

    The Company generated $8,277,000 in cash from operations in the nine months ended September 30, 1997 compared to $1,514,000 in the corresponding period of 1996. The improvement in cash flow from operations is primarily the result of the increase in advance customer payments (See discussion above regarding the DEC Agreement) and an increase in profitability.

    The Company used cash in investing activities of $1,612,000 and $556,000 in the nine months ended September 30, 1997 and 1996, respectively. Capital expenditures in 1997 were made due to the increase in personnel, the Company's move to a new corporate office and for product development related needs. The Company generated cash in financing activities of $202,000 and $317,000 in the nine month periods ended September 30, 1997 and 1996, respectively. Financing activities consisted primarily of sales of equity securities.

    The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next twelve months.

NEWLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three months ended September 30, 1997 and 1996 would have been $0.11 and $0.06 per share, respectively. Basic net income per share for the nine months ended September 30, 1997 and 1996 would have been $0.24 and $0.10 per share, respectively. The Company is assessing the effect of SFAS No. 128 on a diluted basis but believes the effect will not be material. The Company plans to adopt SFAS 128 in its quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

    In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, SFAS 130 requires that an amount representing total comprehensive income be reported. SFAS 130 will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that the adoption of SFAS 130 will have a material impact on results of operations.

    In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 131, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company does not believe that the adoption of SFAS 131 will have a material impact on financial statement disclosures.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company does not provide forecasts of future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning services and other revenue, anticipated revenue under the DEC Agreement, international revenues, anticipated cost of revenues levels, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

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

    The Company's quarterly operating results may vary significantly in the future depending on factors such as increased competition from the interexchange carriers, Automatic Call Distribution switching system vendors and other companies, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, order cancellations by customers, changes in operating expenses, changes in Company strategy, personnel changes, the Company's ability to manage growth, if any, including the continued improvement in its financial and management controls and growth of its employee work force and general economic factors. The Company's expense levels are based, in part, on its expectations of future revenues and to a large extent are fixed in the short-term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Additional information on the factors that could affect the Company's financial results is included in the Company's 1996 Form 10-K, as amended, which has been filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 20, 1997, the Company's Registration Statement of Form S-1 (File No. 333-13263) became effective. The net proceeds from the offering were approximately $26,704,000. To date, the Company has utilized approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. The Company has not used any of the remaining proceeds from the effective date (November 20, 1996) through September 30, 1997. No payments were made to directors, officers (except in their capacity as employees of the Company) or to persons owning ten percent or more of any class of equity securities of the Company, or to the affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    11.1 Weighted Shares Used in Computation of Earnings per Share

(b) Report on Form 8-K.

    The Company did not file a Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GEOTEL COMMUNICATIONS CORPORATION

                          (Registrant)


November 13, 1997          /s/Timothy J. Allen
                           -------------------
                              Timothy J. Allen
                              Vice President of Finance, Chief Financial Officer Treasurer and Assistant Secretary
                              (principal financial and chief accounting officer)

                                  EXHIBIT INDEX

                                                                        PAGE NO.
                                                                        --------
        11.1         Weighted Shares Used in Computation of
                     Earnings Per Share                                    18