Form 10-K
period 1997-12-31
GEOTEL COMMUNICATIONS CORP
filed 1998-03-31
CIK 1023905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                         COMMISSION FILE NUMBER: 0-21761
                        GEOTEL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                           04-3194255
           (State or Other Jurisdiction of             (I.R.S. Employer
            Incorporation or Organization)            Identification No.)

                              900 CHELMSFORD STREET
                              TOWER II, 12TH FLOOR
                           LOWELL, MASSACHUSETTS 01851
                     (Address of principal executive office)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 978-275-5100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK $.01 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 23, 1998 there were 13,206,242 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $217,566,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    PART III -- Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1998 are incorporated by reference into Part III (Items 10, 11, 12 and 13).

                                     PART I

                              CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involve risks and uncertainties. Actual future results may differ materially from such statements. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in greater detail in Item 7 under the heading "Risk Factors That May Affect Future Results," include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face.

ITEM 1: BUSINESS

    GeoTel Communications Corporation ("GeoTel" or the "Company") is a provider of Computer Telephony Integration (CTI) software solutions focused on enhanced voice and data routing technology that enables customer-oriented companies to deliver responsive and cost-effective customer service. The Company's software solutions are aimed at decentralized or service-oriented corporations that use call centers, voice response units, the Internet and other answering resources to interact with their customers. GeoTel's software solutions, the Intelligent CallRouter, Network Intelligent CallRouter (Network ICR) and Site ICR, are designed for companies that utilize call centers to handle high volumes of inbound customer calls and regard their effective handling of customer interaction through call center technology as a key competitive advantage. The Company is focused on open, standards-based software solutions for enterprise-wide call distribution in a multi-vendor, multi-carrier, fault-tolerant, distributed environment. GeoTel's call routing solutions have been deployed by a variety of companies, including American Express, British Telecom, Capital One, Carlson Wagonlit Travel, Citicorp, Compaq Computer, Delta Air Lines, Fidelity Investments, First USA, Gateway 2000, J.C. Penney, Matrixx Marketing, Optus Communications, Pacific Gas & Electric, Sprint Communications, State Farm Insurance, and US Airways.

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

    While call centers have grown both in size and importance, traditional call center hardware and software products have been focused on stand-alone applications rather than the customer interaction requirements of the entire corporation. This focus on point solutions has led to a fragmented technology environment for businesses that have multiple call centers, branch offices and divisions, with call centers evolving as technology "islands" within the corporation. As a result, corporations have found it difficult to leverage their customer response resources in a unified fashion whether such resources are personnel or systems-based. Increasingly, successful organizations are seeking solutions to address these strategic business requirements through the implementation of a single, integrated call center enterprise which utilizes all the relevant resources maintained by the corporation in order to achieve a unified, controllable and adaptable customer service solution. Enterprise-wide utilization of resources and technology enables the corporation to maximize levels of customer service while fully utilizing existing investments in telephony, technology and personnel.

Call Center Technology

    The technology utilized by call centers has evolved dramatically over the past several years. Historically, due to the closed nature of public networks, corporations installed premises-based switching systems at the end of long distance or local exchange telephone lines. Reliance on these switching systems requires corporations to use proprietary closed solutions offered by service providers where multi-vendor switching system interoperability was not possible. Consequently, the call center solutions employed by most corporations have been designed around the technological limits of premises-based switching systems and the limitations of carrier networks, which prevent corporations from realizing the potential benefits of virtual call centers. Virtual call centers draw upon all of the organization's call response resources and utilize open, systems-based applications to enhance the capabilities of the existing call center infrastructure by integrating it with existing business applications and data.

    The primary providers of call center solutions are interexchange carriers
(IXCs), including AT&T, MCI and Sprint, and Automatic Call Distributor (ACD) switching system vendors including Lucent, Nortel and Aspect. Currently, the major IXCs offer services that can route inbound toll-free calls to more than one call center, but they have limited visibility as to why the call is being delivered to that location. These services attempt to distribute calls among multiple call center locations by relying on percentage allocations based on historical data or call counting. Since there is no real-time data, these routing schemes are limited because the system is not aware of what is actually taking place in the individual call centers. For example, carriers might route 40% of a business' incoming calls to Boston, 30% to Dallas and 30% to Denver using a set table based on time of day and origin of call. While this solution is viable as long as each site is staffed accordingly to handle the inflow of calls, it cannot dynamically adjust to variances in agent availability, call handling times, and calls from non-network sources. Furthermore, the customer is unable to benefit from a multi-carrier environment. Many ACD switching system vendors provide private networking options that allow calls to flow from one system to another, but these systems consume network bandwidth and still do not optimize network resources. They are also ineffective in a multi-vendor ACD environment.

    Due to the migration toward open systems by the IXCs, customers are now able to control connections across interexchange carrier networks based on resources, customer profiles and other factors as determined by high-end enterprise-level software applications. ACDs and other customer premises-based switching systems have also opened control to computer applications. The evolution of CTI technology allows computer applications to interface with and control functions of the ACD or Private Branch Exchange (PBX). These applications are capable of utilizing business data, legacy systems and client/server systems and integrating them with existing telecommunications systems.

    To date, few organizations have fully realized the potential benefits offered by virtual call centers due to the lack of enterprise-wide call and data distribution. In particular, the need for enterprise-wide call and data distribution must be addressed as a prerequisite for a well-managed customer-focused call center. Traditional carrier services and ACD products have limited flexibility and are generally not scaleable to large enterprises. These solutions do not facilitate enterprise-wide call and data distribution since they offer only local routing within a stand-alone ACD, and do not enable a multi-vendor, multi-carrier solution. As a result, the Company believes that the need exists for flexible, scaleable, customer premises-based and network-based call processing software that will manage the control of customer-based switching systems, network routing, call queuing and voice services.

GEOTEL SOLUTIONS

    GeoTel products allow companies that utilize call center technology to deliver cost-effective, premium customer service. These capabilities are independent of the manufacturer of the ACD, PBX or key system to which they are attached. GeoTel software also provides interfaces to multiple carrier networks enabling call routing independent of the toll-free network provider.

    GeoTel products extend the value of a corporation's existing call center resources with enterprise-wide, intelligent call and data processing directed at organizations that utilize call center technologies to interact with their customers. The Company's products allow corporations to blend the logic of carrier networks, ACDs, Interactive Voice Response Units (IVRs), Web servers and other applications required to provide high-level customer service and customer contact support. By integrating all call center applications, a corporation can achieve large group efficiencies, such as utilizing available resources regardless of location, instead of physically adding resources to a specific call center. To achieve enterprise-wide call control, GeoTel software tracks all call answering resources, enabling the system to route calls and associated data transactions to the agent, skill group, IVR or other resource that best satisfies the rules established by the corporation. The software connects all call center resources into a hierarchical, networked system, so that an enterprise routing application can receive the real-time status information required to control customer transactions throughout the enterprise.

    The Company's various software products offer the following advantages:

    Virtual Call Center. GeoTel software transforms geographically dispersed agent groups connected to different ACDs and IVRs into a single virtual team, reducing the number of agents required for a given service level while offering a more uniform level of service to all callers. Since labor is a significant cost for service-oriented corporations, the ability to utilize agent resources more effectively provides a significant cost savings for the Company's customers. Essentially, GeoTel software extends local ACD capabilities to the network level. Sophisticated enterprise-wide call routing routines, such as those using customer account numbers or Automatic Number Identification (ANI), can be developed once and deployed at either the network level or in conjunction with an ACD or IVR at the customer's premises, or both.

    Multiple Carrier and Switch Interoperability. The Company's open software architecture does not require the customer to replace its existing premises-based equipment, switches or carriers, therefore extending their value in a "plug-and-play" environment. The Company's customers are also able to select among AT&T, MCI or Sprint, offering them the ability to leverage new features and cost saving opportunities from the major 800 providers. In addition, GeoTel software allows customers to remain vendor independent by supporting the major ACD switches -- Lucent DEFINITY(R), Aspect CallCenter(R), Northern Telecom Meridian(TM) anD DMS-100, Rockwell Galaxy(TM) and Spectrum(TM), and Siemens Rolm 9751 CBX and Siemens HICOM 300E - plus all leading IVR platforms.

    Real-Time Routing. The routing of customer calls is a real-time, mission-critical application. GeoTel software's Pre-Routing feature is the application of ACD-like call routing at the network level, before the caller hears ringing and before the call is sent to a given destination. Unlike any currently available call routing service offered by carriers, the Pre-Routing feature can route calls based on real-time knowledge of agent availability and queue status, not on a fixed percentage or allocation basis. The GeoTel software recognizes where the call originates, gathers real-time information about the status of all call centers and agents, and then routes calls based on best available enterprise-wide capabilities and resources at the moment the call is received. Post-Routing is the control of calls already connected to an ACD or PBX, such as the intelligent transfer of calls from IVRs, agent-to-agent transfers and the overflow of calls between call centers. These capabilities enable the GeoTel software to route calls on an individual call basis, across different ACDs and multiple carriers.

    Fault Tolerant Open Architecture. GeoTel software products are designed to be fault tolerant to hardware component failures, communications network failures, asynchronous software errors and the catastrophic loss of a site. The Company's technology utilizes an open architecture and is based on industry standard software, such as Windows NT, SQL Server and InfoMaker. GeoTel products have been designed to integrate with existing call center applications and facilitate support of future applications. The Company has defined and published application programming interfaces for major call center applications such as workforce management, interactive IVRs and customer databases.

    Consolidated Management Reporting. The Company's software enables customers to manage their distributed call centers with consolidated, real-time and historical reporting. GeoTel software provides the ability to access and combine data from multiple databases, allowing the user to source best-of-class applications for call volume forecasting, agent scheduling, workflow management and screen-synchronization while maintaining an enterprise-wide view of the performance of their call centers.

STRATEGY

    The Company's primary business objective is to become the leading supplier of customer-interaction software solutions for mission-critical call center applications. To achieve this objective, the Company is pursuing the following strategies:

    Extend Technology Leadership. Capitalizing on the Company's experience in call centers, communications and software technologies, the Company was the first to deliver a client/server-based application solely focused on enterprise-wide call distribution. The Company intends to continue to utilize and integrate industry available technologies whenever appropriate and focus its development resources on expanding the value-added call processing features required by its customers. The Company believes it distinguishes itself through its portfolio of supported ACDs and IVRs, multi-carrier connectivity, product adaptability to business environments, implementation of industry standards, open systems platforms, scalability and product integration with most call center applications.

    Expand Enterprise Call Distribution. GeoTel intends to ensure that its call distribution technology continues to expand to include all of the answering resources available within a customer's business environment. These answering resources include high-end production call centers, IVRs, the Internet, e-mail, network resources and desktop applications. In August 1997, GeoTel introduced a new software product, GeoTel Enterprise CTI, which provides an interface between GeoTel software and desktop or server applications to seamlessly deliver enterprise-wide call-event and customer-profile information to an agent's desktop, enabling full utilization of corporate data in support of business rules and objectives at the point of customer transaction fulfillment. GeoTel software products have been implemented in systems supporting as few as 200 to more than 10,000 call center agents.

    Leverage Open Architecture. The Company continues to develop interfaces to both existing and emerging call center technologies provided by the vendors of market-leading technologies. The Company intends to provide its customers with the ability to protect their investment in current call center solutions, while providing value-added services and functionalities; beyond their existing infrastructure. This will be accomplished by adhering to open industry standard interfaces of other vendor products and publishing interfaces to the Company's call routing software platform for products and services such as ACDs, carrier networks, interactive IVRs, Web servers and customer databases.

    Utilize Multiple Distribution Channels. The Company has established a multi-channel distribution system to more cost-effectively address the potential market for its products. To date, the Company has generated the majority of its revenues through its direct sales force which maintains frequent customer contacts and knowledge of customer applications. The Company's direct sales force is complemented by strategic sales channels, including relationships with Lucent, Hewlett-Packard, Sprint and MCI, selected resellers and international partners. The Company intends to expand both direct and indirect distribution channels and to penetrate international markets by expanding its relationships with the market leaders of network services on a country-by-country basis.

    Ensure Customer Success. GeoTel believes that superior customer service, support and training are essential for customer satisfaction and are key to differentiating its overall product offering. The Company offers installation services and maintains a professional services organization to assist customers in designing and deploying call routing applications and also provides training for end-users and distribution partners. GeoTel intends to expand its own customer service, support and training activities, as well as to encourage third-party organizations, such as international partners, to become proficient in deploying the Company's products.

PRODUCT LINES

    The Company's CTI solutions are available in three configurations composed of various bundled packages of the Company's individual software products.

Intelligent CallRouter

    The GeoTel Intelligent CallRouter is an advanced call-by-call routing server that supports multiple call routing clients independent of their location, ACD, IXC or IVR. The multi-carrier, multi-vendor capabilities of the Intelligent CallRouter allow the user to focus on delivering premium customer service without the limitations of proprietary or custom-developed solutions. The Intelligent CallRouter combines real-time call routing capabilities with an extensive management reporting system. The Intelligent CallRouter is an open systems product that has been deployed on industry-standard platforms. The Company designed the system to support a broad range of intelligent telecommunications interfaces, industry standard MIS tools, computer platforms and a growing number of vertical market applications. The Intelligent CallRouter uses Windows NT as the core multitasking operating environment. Windows NT allows customers to select from a variety of hardware platforms certified by the Company on which to deploy the Intelligent CallRouter application. The Intelligent CallRouter open architecture enables interoperability with other call processing and call volume management systems within an enterprise and provides a means for integrating those various stand-alone solutions. The Intelligent CallRouter can be interfaced to agent scheduling, workflow management and other call center management tools. The distributed software fault tolerance implemented in the Intelligent CallRouter provides the mission-critical reliability required for enterprise-wide call distribution.

    The principal function of the Intelligent CallRouter is to route telephone calls among geographically distributed call centers in a way that optimizes the use of resources across all call centers or other answering locations. In order to perform these functions, the

Intelligent CallRouter utilizes network-based information on the origin of the call and information provided by the caller to match the caller with the skills of the available answering resources. The primary components of the Intelligent CallRouter are a central routing controller (the CallRouter), a database (the Database Server), and a user interface (the Admin Workstation).

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

    GeoTel's database technology reduces the performance constraints normally associated with ACD and network data aggregation. Operating in conjunction with the CallRouter, the Intelligent CallRouter's Database Server stores and manages historical information, including Pre-Routing(R) and Post-Routing(R) records, routing scripts, and Intelligent CallRouter configuration data. The Intelligent CallRouter Database Server is a relational database that can collect and process large amounts of call and transaction data, including call handling, planning and performance data. The database utilized by the Intelligent CallRouter is Microsoft SQL Server for Windows NT.

    The Administrative Workstation, the user interface into the Intelligent CallRouter, enables system managers, administrators and supervisors to define, modify or view call routing scripts; manage the system configuration; monitor call center performance; define and request reports; and ensure system security. Tools are designed to interact with company personnel in an intuitive manner, using familiar terminology and simple "point and click" commands.

Network Intelligent CallRouter

    In January 1997, the Company introduced the Network ICR to the worldwide network carrier marketplace. This product, which functions as a Service Control Point (SCP) or as an intelligent adjunct to an SCP, enables a carrier to embed the Intelligent CallRouter functionality and components described above in its network and make those capabilities available to its customers on a network-service basis. With the Network ICR deployed, a carrier network monitors the real-time availability and performance of its individual customers' answering resources and utilizes that information to control the distribution of calls across the customer's enterprise. At the same time, each customer can implement unique call distribution logic through routing scripts developed at the premises level.

    The Network ICR is a flexible, broad-based solution designed to meet the individual requirements of each call center customer. The product supports a service continuum that includes any combination of the following capabilities: enhanced toll-free services (time-of-day, day-of-week, percent allocation, call distribution algorithms, and workforce-based call distribution); database lookup routing (triggers to internal or external databases for basic translation, dealer locator, call origination, and customer-profile-based routing); Pre-Routing (dynamic, event-based, virtual - call center call routing and reporting); Post-Routing (extending network control to the site level through third-party call control over customer-premises equipment); network IVR integration (routing based on caller-entered digits collected in response to Network IVR prompting); network CTI (extending the value of network services through integration with customer screen-pop applications); basic/direct translations: number translation and Virtual Private Network (VPN) services.

    To provide the mission-critical reliability needed for routing customer calls, the Network ICR is fully redundant and fault tolerant across all its components. In addition, the system uses international network protocol standards and complies with each NSP's certification standards.

Site ICR

    In February 1998, the Company introduced Site ICR which is a specific bundled configuration of GeoTel (R) software products designed to meet the needs of single-site call centers. Specifically, Site ICR offers call routing; database lookup; consolidated real-time and historical reporting; full IVR integration; and a CTI Server for data delivery to the desktop plus third-party call control. This multi-purpose platform also enables Internet, e-mail and predictive dialer applications. If a customer's operation expands to multiple locations, Site ICR's underlying architecture readily scales to support enterprise-wide CTI, Pre-Routing(R) and Post-Routing(R) while protecting an initial investment. Fully fault tolerant, this GeoTel product provides the mission-critical reliability required for the routing of customer calls. In addition, Site ICR's open interface design permits rapid, non-intrusive deployment.

INDIVIDUAL SOFTWARE PRODUCTS

    The following individual software products are either included in one or more of the above configurations or can be licensed separately as an add-on to the primary software product.

    Network Interface Controller (NIC). The NIC is the software interface between the Intelligent CallRouter and the IXC network. It communicates with the IXC network through the intelligent network control interfaces that have been made available by the carriers. The NIC receives call routing requests from the network, forwards them to the CallRouter, and returns responses to the carrier network. In effect, the NIC transforms the network into a routing client. This approach allows customers to control routing decisions at the network level and gain greater flexibility as they seek to further deploy advanced intelligent network services.

    Peripheral Gateway (PG). The PG software provides the interface between the CallRouter and the call center system (ACD, PBX, or IVR) that is being monitored and/or controlled by the Intelligent CallRouter. The PG connects to the CTI link and/or MIS link and obtains information regarding agent availability, agent performance, the number of calls in progress, and how they are being handled. To facilitate Post-Routing(R), the PG can also exert control over the ACD, PBX or IVR and instruct it where to route calls.

    GeoTel Enterprise CTI. GeoTel Enterprise CTI provides an interface between the Intelligent CallRouter and desktop or server applications to seamlessly deliver enterprise-wide call-event and customer-profile information collected by the Intelligent CallRouter from multiple networks, ACDs, IVRs and workstations to an agent's desktop. Data elements can include dialed number, calling line ID and caller-enter digits, as well as information extracted from external databases or created as a result of call routing, voice processing and agent transactions. Voice and data collected by an agent at the desktop can be transferred between agents across multi-vendor switches, allowing customer and transaction data to accompany a call from IVR to agent and from site to site as required, increasing the efficiency of a virtual call center workforce by reducing or eliminating time spent verbally soliciting information that is already available. This CTI strategy enables the full utilization of corporate data in support of business rules and objectives at the point of customer transaction fulfillment.

    GeoTel Enterprise IVR . GeoTel Enterprise IVR enables IVRs from multiple vendors to communicate directly with the Intelligent CallRouter, leveraging these devices in both the Pre-Routing and Post-Routing of calls. This direct, two-way communication also allows the Intelligent CallRouter to manage IVR port utilization and to include IVR data in comprehensive call center performance reports. GeoTel Enterprise IVR offers caller identification and segmentation, support for skills-based routing, IVR load balancing, and delivery of IVR data to answering resources across the enterprise. The product enables the Intelligent CallRouter to interact with multi-vendor IVRs by sending and receiving industry-standard messages. Intelligent CallRouter users can strategically position premises-based IVRs either behind or in front of the ACD, and/or utilize network-based IVR capabilities. Regardless of location, the IVR can initiate and complete call redirection without a PBX/ACD, enhancing call delivery and customer satisfaction while reducing CPU and trunk utilization on the ACD. Moreover, users can individually program their IVRs to receive customized benefits from the interface and ensure that results meet business objectives.

GeoTel[bullet]Gateway. GeoTel[bullet]Gateway extends the sources of information on which call routing decisions can be based. For example, the product enabled the Intelligent CallRouter to perform a customer database lookup during Pre-Routing(R) to more effectively determine the optimum destination for each call. Using a database- and application-independent interface to the Intelligent CallRouter, values are passed between a routing script and the external database via a custom application, giving the Intelligent CallRouter access to caller information without compromising database security.

    Software license fees for the Company's products vary significantly based on a number of factors, including the functionality of the system, the number of sites, the number of agents at each site and the level of redundancy required. The customer list price for software license fees for the Intelligent CallRouter software typically range from approximately $420,000 for a three site configuration with some redundancy to approximately $1,000,000 for an eight site configuration with extensive redundancy. Pricing for the Network ICR averages approximately $2,000,000 to $3,000,000 per network service provider. Site ICR is priced at $180,000 per call center site. The Company typically provides discounts based on volume purchases. The Company and its customers generally enter into maintenance agreements providing for ongoing service and product upgrades for a fixed annual fee. Maintenance services and installation services, which are not included in the license fee, amount to an additional 15% and 10%, respectively, of the list price license fee. Maintenance contracts are renewable on an annual basis.

TECHNOLOGY

    The Company has developed a number of innovative technologies to support its open strategy:

    Real-Time Routing. The Intelligent CallRouter's real-time delivery of enterprise-wide call center data makes use of innovative Local and Wide Area Network (LAN/WAN) solutions to efficiently distribute information and facilitate connectivity. A mixed LAN/WAN environment is supplemented by dial capabilities for both casual access of data from remote premises as well as alarm notification and paging. All clients are configured with redundant data paths to central services for both configuring and monitoring the enterprise. The system is designed to run on single or multiple Windows NT server-class machines. Interprocess communication is efficient based on native capabilities within Windows NT integrated with the Company's processes. The architecture can scale to support very large numbers of customers, call centers, ACDs, IVRs, Web servers, agents, and other resources.

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

    Remote Support and Diagnostics Technology. The Intelligent CallRouter incorporates extensive system management capabilities, including alarming with automatic "phone home" and paging capabilities; symmetric database replication; intelligent PC Server node management; and tools to provide graphical representations of system status. Consistent with an open architecture, the system will export Simple Network Management Protocol (SNMP) "traps" to management systems. Fully redundant communications paths are enhanced with real-time detection of communications failures with near instantaneous switch-over to redundant links.

    Carrier Connectivity. The Intelligent CallRouter meets the certification standards of all three of the major U.S. interexchange carrier (IXC) networks, AT&T, MCI and Sprint, by interfacing with the SS7, UDP/IP, and X.25 networks, respectively, using the proprietary protocols of each carrier. The Intelligent CallRouter architecture is designed to support the introduction of other network interfaces as the Telecommunications Act of 1996 enables the entry of other providers into the toll-free marketplace. Internationally, the Network ICR interfaces with the British Telecom and Optus Communications networks via their respective protocols. The Company is also developing interfaces for additional international carriers.

    Premises-based Switching/Call Processing Interfaces. The Company has developed event-based interfaces to all of the major ACDs. The Intelligent CallRouter currently supports eight switches: Lucent DEFINITY, Aspect CallCenter, NTI Meridian, NTI DMS-100, Rockwell Galaxy, Rockwell Spectrum, Siemens Rolm 9751 CBX and Siemens HICOM 300E. By developing event-based tracking of the ACDs (detecting when any event of interest happens at the ACD), the Intelligent CallRouter has the capability to report accurate enterprise-wide statistics and know accurately which agents are available and skilled to handle incoming calls. The Intelligent CallRouter can also control, via Post-Routing, how calls directed to or from the switch are subsequently routed and has the ability to deliver CTI information. By designing the Intelligent CallRouter to have the capability to interface to all ACDs, PBXs, IVRs, and other premises-based equipment, the Intelligent CallRouter enables customers to utilize equipment from multiple vendors allowing effective use of a multi-vendor switching environment. In contrast, proprietary solutions require all switches to be purchased from the same vendor.

    Visual Script Editor. The Intelligent CallRouter uses visual/object-based call routing scripts controlled and defined by the customer. The Visual Script Editor is used to describe how calls are to be routed on a call-by-call basis. Each dialed number can have a unique treatment or can be handled with a collection of other dialed numbers. Many scripting objects are defined to assist the script designer in choosing an appropriate algorithm. The Database Lookup and Application Gateway objects enable the Script editor to import, in real-time, external database information or arbitrary data that can be used in subsequent script objects.

SALES AND MARKETING

    The Company's distribution strategy is to sell its Intelligent CallRouter and Site ICR software solutions and services to major corporations who are significant users of inbound toll-free services. The Company sells its Network ICR software solution and services to IXC's, providing them with the ability to place the Network ICR within their long-distance network. This allows the IXC to resell the call routing capabilities of the Network ICR to their customers as a value-added service. The Company uses a direct sales force in North America and Europe as its primary distribution channel to market to these companies. There are currently nineteen direct sales representatives located in eleven offices in the U.S and one office in Canada. Each sales representative carries a quota for a defined geographic territory and is compensated for all sales within the territory. The Company's sales strategy is based on a consultative sales process, working closely with customers to understand and define their needs and determine how they can be addressed by the Company's products. This strategy continues after the initial sale. The Company, through ongoing sales, support, training, and maintenance, maintains close contact with its existing customers in order to determine the customers' evolving requirements for updates and enhancements.

    In addition to the direct sales organization, the Company has signed agreements with AT&T, Hewlett Packard, Lucent Technologies, Sprint, MCI and Optus to complement direct sales and provide international distribution. These arrangements range from co-marketing agreements with AT&T and Sprint, to distribution agreements with Hewlett Packard, Lucent Technologies and Optus. MCI has signed a three-year renewable agreement with the Company to offer its products as a service to customers on a worldwide basis. Optus is a distributor of the Company's products in the Australian and New Zealand markets. Lucent Technologies is a distributor of the Company's products on a world wide basis. Hewlett Packard is a distributor of the Company's products on a world-wide basis with the exception of the Company's Network ICR products which it does not have the right to distribute in the United States. To complement its North American and European sales strategy, the Company intends to develop sales channels for its products in additional international markets. The Company plans to address additional international markets by using its direct sales force and expects to add several other distribution partners.

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

    As part of its marketing and product strategy, the Company cultivates relationships with the major ACD/PBX vendors and IVR vendors, as well as the IXC's. Equipment from each of the ACD/PBX vendors is maintained at the Company's facilities and technical discussions are ongoing to ensure tight integration with the various switches. The Company intends to continue to expand the range and number of products it supports based on customer requests and market opportunities.

    The Company currently derives substantially all of its revenues from licenses of the Intelligent CallRouter and Network ICR and related services. A significant portion of the Company's revenues to date has been derived from a limited number of customers. DEC and Optus accounted for approximately 19% and 14%, respectively, of the Company's total revenues in 1997, and Fidelity and Optus accounted for approximately 14% and 11%, respectively, of the Company's total revenues in 1996. International sales represented 33.5% and 15.3% of revenues in 1997 and 1996, respectively. More information regarding the Company's revenues is included under the heading "Risk Factors That May Affect Future Results," and Footnote I in Item 8 under "Notes to Consolidated Financial Statements."

CUSTOMER SERVICE AND SUPPORT

    The Company believes that high quality customer service and support are integral components of the solutions it offers. The Company's customer service and support organization provides customers with technical support, training, consulting and implementation/installation services. The Company believes that in order to meet its customers' support expectations it must invest in and leverage technology to build its service infrastructure. As of December 31, 1997, the Company had 41 employees in its customer service and support organization. All of the Company's customers currently have software maintenance agreements with the Company that provide for one or more of the following services:

    Software Maintenance and Support. The Company's support organization offers a variety of support services to its customers including telephone, electronic mail and facsimile customer support through its support services staff. In addition, the product provides a "call home" application which allows customers to request service on-line. Initial product license fees do not cover software maintenance. Through its standard customer support package, the Company provides its customers with continuous, 7 day, 24 hour-per-day basic telephone support and 24-hour monitoring and quick response through use of the Company's remote support technology. The office staffing hours for support are Monday through Friday, 8:30 a.m. to 6:30 p.m. (EST), excluding Company holidays. Coverage is provided after normal business hours by one or more Company representatives who are available via the Company's answering service and/or pager and have remote access to computer systems to assist in resolution of reported problems. Periodic product updates and maintenance releases are included with the annual support fees for the Company's standard support package, which is 15% of the then-current list price of the licensed products.

    Documentation and Training. The Company provides each customer with product design, documentation and training. The product includes an easy-to-use graphical user applications interface with on-line help. A complete library of end-user documentation is also provided with each system. The Company offers comprehensive training courses in all aspects of the product at its facility in Lowell, Massachusetts, and at the customer's option, provides on-site customer training. Fees for education and training services, beyond those services provided as a part of installation services, are in addition to and separate from the license fees charged for the Company's software products and are charged per student, per class or on a time and materials basis.

    Professional Services. The Company's application consultants are available to work closely with customers to provide assistance concerning application design and report customization. Fees for consulting services are charged separately from the Company's software products on a time and materials basis. In addition, the Company intends to continue to develop relationships with third-party consulting organizations in order to support its customer base.

    Installation Services. The Company provides customers with comprehensive installation services, including initial application design, implementation planning, system design support, project management, initial education and training, and coordination of third-party software and hardware acquisition. The Company's fee for installation services is charged separately from the Company's licensing fees and is based on a percentage of the then-current list price of the products being installed. Fees for the Company's standard installation services are typically 10% of the then-current list price of the licensed products.

PRODUCT DEVELOPMENT

    Since its inception, the Company has made substantial investments in product development. The Company's development organization was built upon a base of software professionals with extensive experience in operating systems, communications, fault tolerance, and software quality processes. Customer experience and direct input into the product planning process is reflected in all products designed and delivered by the Company.

    The Company announced the Intelligent CallRouter in August 1994 and began customer shipments in May 1995. In January 1997, the Company announced the Network ICR followed in August 1997 by Enterprise CTI. In addition to these new products, during 1997 the Company released new versions of its products. The Company plans to introduce enhancements to its existing products and new products that can be sold to existing and new customers. The Company is currently working on several projects that will be designed to enhance its products in the areas of desktop integration, computer telephony integration, and the use of the Internet and Intranets. The Company also places significant emphasis on enhancing its products to work in international markets.

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

    As of December 31, 1997, the Company's product development, quality assurance and technical writing staff consisted of 40 employees. The Company's total expenses for research and development for 1997, 1996 and 1995 were $4,023,000, $3,086,000 and $2,322,000, respectively which represented 21.6%,
34.1% and 151.4% of revenues, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

COMPETITION

    The market for telecommunications software products is intensely competitive and is subject to rapid technological change. Although to date the Company has experienced limited competition, the Company expects competition to increase significantly in the future. Currently, the Company's principal competitors are the interexchange carriers, particularly AT&T, and to a lesser extent MCI and Sprint, which provide proprietary call routing solutions as part of their service offerings. In addition, a number of other companies have products that could be competitive with the Company's products, including Genesys Telecommunications Laboratories, IBM and IEX Corporation. Additional competitors, including traditional ACD providers, such as Lucent Technologies, Aspect Telecommunications Corporation, Northern Telecommunications, Inc. and Rockwell International Corporation, may enter the market by enhancing their proprietary private network solutions or by entering into arrangements with the interexchange carriers. The Company believes that, to date, approximately one-half of the Company's customers have purchased the Company's products to replace or enhance existing call routing solutions offered by the interexchange carriers. The Company's other customers have purchased the Company's products in order to implement a virtual call center solution for the first time. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, one or more interexchange carriers, including MCI, Optus and Sprint, which are customers of the Company, could choose to provide or distribute competitive products and services. Accordingly, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Moreover, the Company may be subject to potential conflicts of interest from time to time if a customer, such as IBM, MCI, Optus or Sprint, provides or distributes competitive products or services. In this regard, a customer which elects to provide or distribute competitive products or services could make strategic decisions with respect to pricing and other matters relating to products provided or distributed by it which could adversely affect the Company's business, operating results and financial condition.

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

    The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

    Intelligent CallRouter, Pre-Routing(R) and Post-Routing(R) are registered trademarks of the Company and GeoTel is a trademark of the Company. All other trademarks and trade names referred to in this Annual Report are the property of their respective owners.

EMPLOYEES

    As of December 31, 1997, the Company had a total of 132 employees, 130 of which are based in the United States. Of the total, 40 were in research and development, 41 were in support and support services, 38 were in sales and marketing and 13 were in administration and finance. The Company's future performance depends in significant part upon the continued service of its key technical, sales and marketing, and senior management personnel and its continuing ability to attract and retain highly qualified technical, sales and marketing, and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

    The Company has adopted policies with regard to the issuance of stock options and payment of cash bonuses in years in which the Company has met or exceeded its internal performance goals. These policies are designed to minimize turnover and align company and employee goals, although there can be no assurance that such policies will be successful.

ITEM 2:  PROPERTIES

    The Company's executive office is located in Lowell, Massachusetts in a facility consisting of 51,105 square feet, under a sublease which expires in December 2006. This sublease provides for an additional 15,885 square feet on January 1, 1999. The Company has the right, with proper notice, to terminate this sublease at the end of the sixth year (2003) of the sublease. In addition, the Company leases office space in the metropolitan areas of Atlanta, Chicago, Dallas, Philadelphia, Phoenix, San Francisco, Washington, D.C. and Ontario, Canada. Management believes that its current office facilities will meet its needs for the next twelve months.

ITEM 3:  LEGAL PROCEEDINGS

    On January 31, 1997 the Company filed suit for patent infringement against Genesys Telecommunications Laboratories, Inc. ("Genesys"), of San Francisco, California, in the U.S. District Court for the District of Massachusetts. In the action, the Company, owner of U.S. Patent No. 5,546,452, alleges that certain of Genesys' products infringe the Company's patent. The Company is seeking damages and injunctive relief. Genesys denies infringement, and claims that the Company's patent is invalid. The suit is in the early stages of discovery.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company became subject to the reporting requirements of the Securities Exchange Act of 1934 on November 20, 1996. There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol: "GEOC". The following table sets forth the range of high and low bid prices, on a quarterly basis, for the Company's common stock since the Company's public offering in November 1996 as reported by the Nasdaq Stock Market.

                                                                       YEAR ENDED              YEAR ENDED
                                                                    DECEMBER 31, 1996      DECEMBER 31, 1997
                                                                  -------------------   --------------------
                                                                    HIGH         LOW       HIGH        LOW
                                                                  -------     -------   ---------    -------
           First Quarter ......................................                         $  19.125    $  10.75
           Second Quarter .....................................                         $   14.75    $   9.50
           Third Quarter ......................................                         $ 20.0625    $  12.50
           Fourth Quarter (Public offering November 20, 1996)..  $ 18.125     $ 12.00   $  20.625    $  13.50

    The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. The Company presently intends to retain its earnings to finance further growth of its business. As of March 23, 1998, the Company's common stock was held by approximately 326 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or street name accounts through various brokerage firms. The Company estimates that there are over 2,500 shareholders who hold their stock in nominee or street name accounts.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                                                                                                 INCEPTION
                                                                                               (JUNE 4, 1993)
                                                          YEAR ENDED DECEMBER 31,                 THROUGH
                                             ----------------------------------------------     DECEMBER 31,
                                                  1997        1996          1995       1994         1993
                                             -----------   -----------    --------   -------   --------------
        (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Software license ....................   $    14,651    $     7,880   $  1,360
     Services and other ..................         3,960          1,167        174
                                             -----------    -----------   --------
     Total revenues ......................        18,611          9,047      1,534

Cost of Revenues:
     Cost of software license ............           514            297        264
     Cost of services and other ..........         3,070          1,414        611
                                             -----------    -----------   --------
     Total cost of revenues ..............         3,584          1,711        875
                                             -----------    -----------   --------
Gross profit .............................        15,027          7,336        659
                                             -----------    -----------   --------

Operating Expenses:
     Research and development ............         4,023          3,086      2,322   $  1,879      $ 140
     Sales and marketing .................         5,632          2,760      1,476        570         --
     General and administrative ..........         1,916          1,052        887        641        261
                                             -----------    -----------   --------   --------      -----
     Total operating costs ...............        11,571          6,898      4,685      3,090        401
                                             -----------    -----------   --------   --------      -----
Income (loss) from operations ............         3,456            438     (4,026)    (3,090)      (401)
Interest income, net .....................         1,969            316        164        124         24
                                             -----------    -----------   --------   --------      -----
Income (loss) before income tax benefit...         5,425            754     (3,862)    (2,966)      (377)

Income tax benefit .......................           828             --         --         --         --
                                             -----------    -----------   --------   --------      -----
Net income (loss) ........................         6,253            754     (3,862)    (2,966)      (377)
Accretion of convertible preferred stock
  to redemption value ....................            --            (97)       (77)       (35)        (4)
                                             -----------    -----------   --------   --------      -----
Net income (loss) available
 (attributable) to common
  stockholders ...........................   $     6,253    $       657   $ (3,939)  $ (3,001)     $(381)
                                             ===========    ===========   ========   ========      =====

Net income (loss) per share available
(attributable) to common stockholders:
     Basic ...............................   $      0.48    $      0.18   $  (5.57)  $  (9.61)       N/A*
                                             ===========    ===========   ========   ========      =====
     Diluted .............................   $      0.45    $      0.06   $  (5.57)  $  (9.61)       N/A*
                                             ===========    ===========   ========   ========      =====
Weighted average number of common and
  common equivalent shares:
     Basic shares ........................    13,113,074      3,555,318    707,140    312,429        N/A*
                                             ===========    ===========   ========   ========      =====
     Diluted shares ......................    13,830,984     11,134,288    707,140    312,429        N/A*
                                             ===========    ===========   ========   ========      =====

* The only common stock outstanding during this period was restricted common stock which all were subject to repurchase by the Company.

                                                 YEAR ENDED DECEMBER 31,
                                      --------------------------------------------
                                        1997     1996      1995     1994     1993
                                      -------  -------  --------  -------   ------

BALANCE SHEET DATA:
Cash and cash equivalents ..........  $40,428  $33,263   $ 4,537  $ 3,793   $  451
Working capital ....................   36,177   31,421     4,292    4,249    2,841
Total assets .......................   50,273   36,924     6,449    5,483    3,020
Long-term debt, less current portion       --       --       408      338       --
Convertible preferred stock ........       --       --    11,986    7,937    3,267
Total stockholders' equity (deficit)  $39,926  $32,437   $(7,312) $(3,357)  $ (370)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was incorporated in June 1993 to develop telecommunications software solutions that enable enhanced call center applications. From inception through the first half of 1995, the Company was engaged principally in research and product development of its Intelligent CallRouter product. The Company's first customer installation of the Intelligent CallRouter occurred in May 1995 and the Company recognized its first revenue from customer shipments in the fourth quarter of 1995. The Company initially achieved profitability in the first quarter of 1996. Unit shipments have grown due to increasing market acceptance of the Company's product and increases in the size of the Company's direct sales force. The Company expects that the Intelligent CallRouter and Network ICR products and related services will account for substantially all of its revenue for the foreseeable future. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current Intelligent CallRouter product line, develop new products that achieve market acceptance, maintain technological competitiveness, meet an expanding range of customer requirements and continue to recruit highly skilled and qualified software professionals. The Company primarily markets its products in the United States through a direct sales force which is complemented by strategic sales channels, selected resellers and international partners.

    The Company's revenue is derived from three sources: software licenses, services and customized software development contracts. Software license revenue, which has historically represented the majority of the Company's total revenue, is generally payable within thirty days of product acceptance. The Company recognizes software license fee revenues generally upon shipment unless there are significant post-delivery obligations or collection is not reasonably assured. When significant post-delivery obligations exist, typically customer acceptance criteria, revenues are deferred until such obligations have been satisfied. The Company recognizes revenue on customized software development contracts based on reaching specified milestones under the terms of the respective agreements. Service revenues consist primarily of maintenance, installation, consulting and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Installation, consulting and training revenues are recognized when the services are performed.

    A significant portion of the Company's revenues to date has been derived from a limited number of customers. Revenues attributable to the Company's five largest customers accounted for approximately 54.1%, 49.1% and 94.4% of the Company's total revenues in 1997, 1996 and 1995, respectively. The Company had two customers in 1997 and 1996 and three customers in 1995 that individually accounted for over 10% of the Company's total annual revenues in those years. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods.

    Export sales to Australia and the United Kingdom were 14% and 19%, respectively in 1997 and 11% and 4%, respectively in 1996. No export sales occurred in 1995.

    The Company's future results are subject to substantial risks and uncertainties. The Company has experienced substantial revenue growth since product introduction in 1995 and first achieved profitability in the first quarter of 1996. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force, indirect distribution channels and international sales and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase. The Company currently expects to derive substantially all of its revenues from licenses of the Intelligent CallRouter and Network ICR products and related services and that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. Although demand for the Intelligent CallRouter has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in these environments.

    The Company's annual operating results may vary significantly in the future depending on factors such as increased competition from the interexchange carriers or switching system vendors and other companies, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, order cancellations by customers, the lengthy sales cycle of the Company's products, changes in operating expenses, changes in Company strategy, personnel changes, the Company's ability to manage growth, if any, including the continued improvement in its financial and management controls and growth of its employee work force and general economic factors. The Company's expense levels are based, in part, on its expectations of future revenues and to a large extent are fixed in the short-term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

OPERATING RESULTS

    The following table sets forth certain consolidated financial information for the years ended December 31, 1997 and 1996 (the first two full years the Company has recognized revenue) in dollars and as a percentage of revenues. The Company has not included financial information for any years prior to the year ended December 31, 1996 as the Company was primarily a development stage enterprise and expenses in those years related primarily to the research and development of the Company's products and initial marketing efforts.

                                                                          YEAR ENDED DECEMBER 31,
                                                           1997            1996         1997           1996
                                                         --------       ---------     ---------     --------
                                                           (DOLLARS IN THOUSANDS)     (PERCENTAGE OF REVENUES)
            Revenues:
                 Software license...................     $ 14,651       $   7,880          78.7%        87.1%
                 Services and other.................        3,960           1,167          21.3         12.9
                                                         --------       ---------     ---------     --------
                 Total revenues.....................       18,611           9,047         100.0        100.0
                                                         --------       ---------     ---------     --------

            Cost of Revenues:
                 Cost of software license...........          514             297           2.8          3.3
                 Cost of services and other.........        3,070           1,414          16.5         15.6
                                                         --------       ---------     ---------     --------
                 Total cost of revenues.............        3,584           1,711          19.3         18.9
                                                         --------       ---------     ---------     --------
            Gross Profit............................       15,027           7,336          80.7         81.1
                                                         --------       ---------     ---------     --------

            Operating Expenses:
                 Research and development...........        4,023           3,086          21.6         34.1
                 Sales and marketing................        5,632           2,760          30.2         30.5
                 General and administrative.........        1,916           1,052          10.3         11.7
                                                         --------       ---------     ---------     --------
                 Total operating costs..............       11,571           6,898          62.1         76.3
                                                         --------       ---------     ---------     --------
            Income from operations..................        3,456             438          18.6          4.8
            Interest income, net....................        1,969             316          10.6          3.5
                                                         --------       ---------     ---------     --------
            Income before income tax benefit                5,425             754          29.2          8.3
            Income tax benefit......................          828              --           4.4           --
                                                         --------       ---------     ---------     --------
            Net income..............................     $  6,253       $     754          33.6%         8.3%
                                                         ========       =========     =========     ========

REVENUES

    Revenues consist of software license fees and services. The Company recorded no revenues until the fourth quarter of 1995. Revenues increased 105.7% to $18,611,000 in 1997 from $9,047,000 in 1996. Software license revenue during these periods increased 85.9% to $14,651,000 in 1997 from $7,880,000 in 1996.
The Company believes that the increase in license revenue is attributable to several factors including revenue recognized under an international software licensing agreement with Digital Equipment Co., Ltd. (the "DEC Agreement"); continued market acceptance of the Company's products indicated by an increase in unit sales; an increase in the size of the Company's direct sales force; expansion of the sales channels through the addition of selected resellers and international partners and the increase in the Company's customer base. The DEC Agreement provides, among other things, for the resale of a specified number of software licenses and one year maintenance support valued at approximately $7,800,000. In 1997, under the DEC Agreement, the Company recognized approximately $3,278,000 in software licenses and services revenues compared to $355,000 in 1996. Management anticipates recognizing the remaining revenue under the DEC Agreement over the next several quarters.

    Services and other revenues, consisting primarily of maintenance, installation and consulting revenues, increased 239.3% to $3,960,000 in 1997 from $1,167,000 in 1996. Services and other revenue increased to 21.3% of total revenues for 1997 compared to 12.9% in 1996. Services and other revenue increased in dollars and as a percentage of total revenues in 1997 primarily as the result of an increase in the Company's customer base. Maintenance revenue, installation services, and consulting and training revenue represented 59.2%, 28.5% and 12.3%, respectively, of total services and other revenues in 1997 compared to 31.4%, 58.9% and 9.7%, respectively, in 1996. Maintenance revenue comprises a larger percentage of total services and other revenues in 1997 due to the increase in customer maintenance renewals. The Company anticipates that maintenance revenue as a percentage of total services and other revenues will continue to grow as the Company's customer base increases. Installation services revenue will vary based upon software license revenue. Consulting and other revenue are non-recurring in nature and will fluctuate in dollars and as a percentage of total services and other revenues from year to year. The Company performs consulting services primarily in situations where such work will result in additional software license revenue.

    International revenues increased to 33.5% of total revenues in 1997 compared to 15.3% in 1996. International revenues increased to $6,240,000 in 1997 from $1,382,000 in 1996. The majority of the international revenue in 1997 and 1996 were derived from two customers. The Company believes that it will continue to derive a significant portion of its revenues from international sales and that international revenue will comprise a larger percentage of total revenue in future years. To date, the Company's international sales have been denominated in U.S. currency.

    In 1996, an investor who at the time owned over 10% of the Company's total common shares outstanding, was also a customer of the Company. This customer's purchases from the Company represented 14% and 38% of total revenues in 1996 and 1995, respectively. Gross profit from these transactions approximated those realized in similar transactions with unrelated parties. At December 31, 1996, this investor's ownership percentage was approximately 9% and at December 31, 1997 this investor no longer had a significant ownership percentage in the Company.

COST OF REVENUES

    Cost of software license revenue. Cost of software license revenue consists principally of product warranty costs, development costs associated with the DEC Agreement and the costs of interface cards. Cost of software license revenue in 1997 increased 73.1% to $514,000 from $297,000 in 1996. Cost of software licenses as a percentage of software license revenue were 3.5% and 3.8% for 1997 and 1996, respectively. The increase in dollars in 1997 was primarily due to development costs under the DEC Agreement and an increase in software license revenue. The Company believes that in future periods, cost of software license revenue will continue to range from 3% to 5% of software license revenue.

     Cost of services and other revenue. Cost of services and other revenue consists principally of the costs incurred to provide installation, consulting, maintenance and training services. The expenses incurred to provide these services are comprised primarily of personnel costs (salaries, fringe benefits and recruiting fees), travel and facility costs. Cost of services and other revenue in 1997 increased 117.1% to $3,070,000 from $1,414,000 in 1996. Cost of services and other revenue as a percentage of services and other revenues were 77.5% and 121.2% for 1997 and 1996, respectively. The dollar increase was a result of increased personnel and travel costs. These costs increased as a result of the increase in the number of customers under maintenance contracts. The Company believes that in future periods, cost of services and other revenue as a percentage of services and other revenue will fluctuate significantly based upon the mix of the services provided. The Company plans on continuing to invest in its infrastructure both domestically and internationally and as a result, the Company anticipates that the cost of services and other revenue will increase in dollars and as a percentage of services and other revenues. The Company believes that in future periods, cost of services and other revenue will increase to 80% to 90% of services and other revenues.

OPERATING EXPENSES

    Research and Development. Research and development expenses consist principally of personnel and facility costs. Research and development expenses in 1997 increased 30.4% to $4,023,000 from $3,086,000 in 1996. Research and development expenses as a percentage of total revenues were 21.6% and 34.1% in 1997 and 1996, respectively. The percentage decrease from 1996 to 1997 was primarily the result of the Company's significant revenue growth. The increase in absolute dollars from 1996 to 1997 was the result of increases in personnel and related facility costs. The major product development efforts in 1997 related to the development of new products such as Network ICR and Enterprise CTI. In addition to these new products, during 1997 the Company released new versions of its existing products. The Company plans to introduce enhancements to its existing products and new products that can be sold to existing and new customers. The Company is currently working on several projects that will be designed to enhance its products in the areas of desktop integration, computer telephony integration, and the use of the Internet and Intranets. The Company also places significant emphasis on enhancing its products to work in international markets. The Company anticipates that research and development expenses will continue to increase in absolute dollars but level off as a percentage of revenues ranging from 18% to 20% in the foreseeable future.

    Sales and Marketing. Sales and marketing expenses consist principally of personnel costs, commissions, travel, trade shows, promotional expenses and facility costs. Sales and marketing expenses in 1997 increased 104.1% to $5,632,000 from $2,760,000 in 1996. Sales and marketing expenses as a percentage of total revenues were 30.2% and 30.5% for 1997 and 1996, respectively. The increase in absolute dollars was primarily comprised of increases in personnel, travel, facility and commission costs. The increase in personnel costs was the result of adding sales personnel to the direct sales force. Direct sales personnel headcount increased to nineteen at the end of 1997 from ten at the end of 1996. The commission expense increase was attributable to higher sales. The Company anticipates that sales and marketing expenses will increase in absolute dollars but not vary significantly as a percentage of total revenues in the foreseeable future as the Company continues its international expansion and increases its reseller channel. The Company anticipates that sales and marketing expenses will range from 30% to 33% in the foreseeable future.

    General and Administrative. General and administrative expenses consist principally of personnel costs for administrative, finance, information systems, human resources and general management personnel, as well as legal expenses and facility costs. General and administrative expenses in 1997 increased 82.1% to $1,916,000 from $1,052,000 in 1996. General and administrative expenses as a percentage of total revenues were 10.3% and 11.7% for 1997 and 1996, respectively. General and administrative expenses have increased in absolute dollars due to an increase in personnel, travel and legal costs. These costs have increased due to an increase in employees, growth of the business and the incremental costs of operating as a public company. The Company anticipates that general and administrative expenses will increase in absolute dollars but level off as a percentage of revenues ranging from 10% to 12% in the foreseeable future.

INTEREST INCOME, NET

    Interest income, net, of $1,969,000 and $316,000 for 1997 and 1996, respectively, resulted from investments of the Company's cash balances, net of interest expense incurred on bank term notes in 1996. In the fourth quarter of 1996, the Company raised approximately $26,704,000 in cash from its initial public offering. The Company used a portion of the proceeds from the offering to repay in full the Company's outstanding debt and invested the remainder of the proceeds. Interest income increased significantly due to an increase in cash available for investment in 1997 compared to 1996.

INCOME TAX BENEFIT

    The Company recorded a benefit for income taxes in 1997 by eliminating its valuation allowance resulting in net deferred tax assets of approximately $2,190,000. Prior to the fourth quarter of 1997, the Company had recorded a full valuation allowance against its deferred tax assets due to uncertainty regarding the potential realizability of these assets. In the fourth quarter of 1997, the Company determined that it is more likely than not that the deferred tax assets will be realized. The factors contributing to the elimination of the allowance were profitability since 1996 and management's projections of profitability in the future. See the Consolidated Financial Statements and Notes thereto. The Company expects its effective tax rate to approximate 38.5% in 1998.

    No income tax provision was recorded for federal income tax purposes for the years prior to the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company, prior to its initial public offering on November 20, 1996, had financed its operations since inception primarily by private sales of equity securities pursuant to which the Company received approximately $12,123,000 and by bank term notes to finance purchases of equipment. The principal uses of cash have been to fund research and development of the Company's products and initial marketing of the products and to purchase capital equipment. On November 20, 1996, the Company completed its initial public offering of common stock, which generated net proceeds of $26,704,000. The Company used approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. The Company's cash and cash equivalents increased to $40,428,000 at December 31, 1997 from $33,263,000 at December 31, 1996. The increase in cash and cash equivalents was due to the increase in operating profits and due to an increase in advance customer payments (recorded to deferred revenue). Through December 31, 1997, the Company had received approximately $7,800,000 in cash under the DEC Agreement of which approximately $3,633,000 has been recognized as revenue and the remainder recorded to deferred revenue. The DEC Agreement provides, among other things, for the development of customized software, the resale of a specified number of software licenses and one year of maintenance support. Management anticipates recognizing the remaining revenue under the DEC Agreement over the next several quarters. The Company's accounts receivable increased to $3,685,000 at December 31, 1997 from $2,121,000 at December 31, 1996. The Company's working capital increased to $36,177,000 at December 31, 1997 from $31,421,000 at December 31, 1996.

    The Company's operating activities generated cash of $8,796,000 and $3,306,000 in 1997 and 1996, respectively. The Company's operating activities used cash of $3,940,000 in 1995. The Company was in the development stage up until the fourth quarter of 1995, which resulted in a negative cash flow from operations. The improvement in cash flow from operations is primarily the result of 1997 and 1996 being the Company's first two years of sales and profitability and, to a lesser extent, an increase in customer advance payments in those years.

     The Company's investing activities used cash of $2,047,000 and $743,000 in 1997 and 1996, respectively, and provided $472,000 in cash in 1995. In 1995, investing activities provided cash as the result of the net increase from the sale and maturity of marketable securities partially offset by capital expenditures. In 1997 and 1996, investing activities resulted in a use of cash due to the significant increase in capital expenditures. Capital expenditures increased significantly in 1997 and 1996 due to the increase in personnel and for product development needs. Capital expenditures in 1997 also reflect the Company's move to a larger corporate office.

    The Company's financing activities provided $416,000, $26,163,000, and $4,212,000 in 1997, 1996 and 1995, respectively. In 1995, financing activities consisted primarily of the sale of Convertible Preferred Stock. In 1996, financing activities consisted primarily of the Company's initial public offering of common stock. In 1997, financing activities consisted primarily of sales of equity securities under the Company's employee stock plans.

    As of December 31, 1997, the Company had no material commitments for capital expenditures.

    The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next twelve months.

NEWLY ISSUED ACCOUNTING STANDARDS

    In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, SFAS 130 requires that an amount representing total comprehensive income be reported. SFAS 130 will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that the adoption of SFAS 130 will have a material impact on its financial statements.

    In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 131, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company does not believe that the adoption of SFAS 131 will have a material impact on its financial statement disclosures.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes SOP 91-1, "Software Revenue Recognition." This pronouncement will become effective for fiscal years beginning after December 15, 1997. Upon adoption, the Company does not expect any material impact on its revenue recognition policies.

IMPACT ON THE YEAR 2000 ISSUE

    The Company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. The Company has designed its products to, and has commenced efforts to ensure that the computer systems and applications upon which it relies for internal operations will, function properly beyond 1999. Based on an assessment of its products to date, the Company believes that its products are compatible with Year 2000 functionality. While the Company's Year 2000 compliance evaluation is not yet complete, the Company does not at this time foresee a material impact on its business or operating results from the Year 2000 problem. There can be no assurance, however, that further assessment of the Company's products and internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and such efforts may be costly and may divert the Company's resources from other product development or infrastructure improvement programs. The foregoing could result in the loss of or delay in market acceptance of the Company's products and services, increased service and warranty costs to the Company or payment by the Company of compensatory or other damages. Further, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis. The Company's business, operating results and financial condition could be materially adversely affected by the failure of the Company's products and its internal systems and applications to properly operate or manage data beyond 1999. Costs incurred in the compliance effort will be expensed as incurred.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company operates in a highly competitive and changing environment that involve a number of risks, some of which are beyond the Company's control. The following discussion highlights a number of these risks.

    The Company does not provide forecasts of future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-K that are not historical facts (including, but not limited to, statements concerning services and other revenue, anticipated revenue under the DEC Agreement, international revenues, anticipated cost of revenues levels, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

    Limited Operating History; Future Operating Results Uncertain. The Company was incorporated in June 1993 and did not begin shipping products until May 1995. As of December 31, 1997, the Company had an accumulated deficit of $202,000. The Company's future results are subject to substantial risks and uncertainties. The Company has experienced substantial revenue growth since the Intelligent CallRouter product introduction and first achieved profitability in the first quarter of 1996. However, due to the Company's limited operating history there can be no assurance that such revenue growth and profitability will continue in the future on a quarterly or annual basis. Future operating results will depend on many factors including, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels, the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force, indirect distribution channels and international sales and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase. The Company currently expects to derive substantially all of its revenues from licenses of the Intelligent CallRouter and Network ICR products and related services and that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. Although demand for the Intelligent CallRouter has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in these environments. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

    Potential Fluctuations in Quarterly Operating Results. The Company's quarterly operating results may in the future vary significantly depending on factors such as increased competition from interexchange carriers, Automatic Call Distribution switching system vendors and other companies, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, order cancellations by customers, the lengthy sales cycles of the Company's products, changes in operating expenses, changes in Company strategy, personnel changes, the Company's ability to manage growth, if any, including the continued improvement in its financial and management controls and growth of its employee work force and general economic factors. Product revenues are also difficult to forecast because the market for the Company's software products is rapidly evolving, and the Company's sales cycle varies substantially from customer to customer. A significant portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees may cause material fluctuations in the Company's business, operating results and financial condition. The Company's products and services generally require capital expenditures by customers as well as the commitment of resources to implement the Company's products. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last month of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

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

    Risks Associated with Customer Concentration and One-Time License Fees. A significant portion of the Company's revenues to date has been derived from a limited number of customers. Revenues attributable to the Company's five largest customers accounted for approximately 94.4%, 49.1% and 54.1% of the Company's total revenues in 1995, 1996 and 1997, respectively. Fidelity, Sprint and America Online accounted for approximately 38.3%, 25.9% and 20.0%, respectively, of the Company's total revenues in 1995. Fidelity and Optus accounted for approximately 14.1% and 11.4%, respectively, of the Company's total revenues for 1996. Digital Equipment, Ltd. and Optus accounted for approximately 18.9% and 14.3%, respectively, of the Company's total revenues for 1997. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers, other than Hewlett Packard, MCI, and Sprint, is contractually obligated to license or purchase additional products or services from the Company and these customers generally have acquired fully-paid licenses to the installed product. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, a significant portion of the Company's revenues to date has been derived from initial license fees from customers who have acquired fully-paid licenses to the installed product. There can be no assurance that any of the Company's customers will continue to purchase the Company's products and services in amounts similar to previous periods or that revenues from customers that have accounted for significant revenues in past periods, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration.

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

    Product Concentration; Dependence on Growth in Call Center Market. The Company currently derives substantially all of its revenues from licenses of the Intelligent CallRouter and Network ICR and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the Intelligent CallRouter and Network ICR as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in sales of the Intelligent CallRouter and Network ICR could also have a material adverse effect on sales of other Company products that may be sold to Intelligent CallRouter and Network ICR customers. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the Intelligent CallRouter and Network ICR and other products. There can be no assurance that the Company will continue to be successful in marketing the Intelligent CallRouter and

Network ICR or any new or enhanced products.

    The Intelligent CallRouter is utilized in call centers maintained by companies in a variety of industries. This product together with Network ICR are currently expected to account for substantially all of the Company's future revenues. Although demand for the Intelligent CallRouter and Network ICR has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in those environments. There can be no assurance that the market for the Company's products will continue to grow. In addition, changes in the business or pricing strategies of the interexchange carriers or ACD vendors could adversely affect demand for the Company's products. If the call center market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. During recent years, segments of the telecommunications industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

    Competition. The market for telecommunications software products is intensely competitive and is subject to rapid technological change. Although to date the Company has experienced limited competition, the Company expects competition to increase significantly in the future. Currently, the Company's principal competitors are the interexchange carriers, particularly AT&T, and to a lesser extent MCI and Sprint, which provide proprietary call routing solutions as part of their service offerings. In addition, a number of other companies have introduced or announced their intention to introduce products that could be competitive with the Company's products, including Genesys Telecommunications Laboratories, IBM and IEX Corporation. Additional competitors, including traditional ACD providers, such as Lucent Technologies, Aspect Telecommunications Corporation, Northern Telecommunications, Inc. and Rockwell International Corporation, may enter the market by enhancing their proprietary private network solutions or by entering into arrangements with the interexchange carriers. The Company believes that, to date, approximately one-half of the Company's customers have purchased the Company's products to replace or enhance existing call routing solutions offered by the interexchange carriers. The Company's other customers have purchased the Company's products in order to implement a virtual call center solution for the first time. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, one or more interexchange carriers, including MCI, Optus and Sprint, which are customers of the Company, could choose to provide or distribute competitive products and services. Accordingly, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Moreover, the Company may be subject to potential conflicts of interest from time to time if a customer, such as IBM, MCI, Optus or Sprint, provides or distributes competitive products or services. In this regard, a customer which elects to provide or distribute competitive products or services could make strategic decisions with respect to pricing and other matters relating to products provided or distributed by it which could adversely affect the Company's business, operating results and financial condition.

    Dependence on New Products and Rapid Technological Change. The market for the Company's products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. In February 1998, the Company released a new version of its Intelligent CallRouter product and the Company plans to introduce additional enhancements in the near term. These enhancements are subject to significant technical risks. If these enhancements are delayed or if they do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

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

    Risks Associated with International Expansion. International sales accounted for approximately 33.5% and 15.3% of the Company's revenues for 1997 and 1996, respectively. As part of its business strategy, the Company is seeking opportunities to expand its products into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors, some of whom may have established strong relationships with carriers. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to integrate its products with local proprietary networks in foreign countries. There can be no assurance that the Company will be successful in integrating its products with these proprietary networks or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
             Consolidated Balance Sheets as of December 31, 1997 and 1996... 26 Consolidated Statements of Operations for the years ended
               December 31,  1997, 1996, and 1995...........................  27
             Consolidated Statements of Stockholders' Equity (Deficit) for
               the years ended December 31, 1997, 1996 and 1995.............  28
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1997, 1996, and 1995............................  29
             Notes to Consolidated Financial Statements.....................  30
             Report of Independent Accountants..............................  39

                        GEOTEL COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,
                                                                          ----------------------
                                                                            1997          1996
                                                                          --------      --------
                                ASSETS
Current assets:
     Cash and cash equivalents ......................................     $ 40,428      $ 33,263
     Accounts receivable ............................................        3,685         2,121
     Prepaid expenses and other current assets ......................        1,648           524
     Deferred income taxes ..........................................          763            --
                                                                          --------      --------
          Total current assets ......................................       46,524        35,908
Property and equipment, net .........................................        2,322         1,016
Deferred income taxes ...............................................        1,427            --
                                                                          --------      --------
          Total assets ..............................................     $ 50,273      $ 36,924
                                                                          ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...............................................     $    708      $    656
     Accrued expenses ...............................................          967           857
     Accrued compensation and related accruals ......................        1,311           685
     Accrued income taxes ...........................................          951            --
     Deferred revenue ...............................................        6,410         2,289
                                                                          --------      --------
          Total current liabilities .................................       10,347         4,487
                                                                          --------      --------

Commitments (Note H)
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000 shares,
       none issued ..................................................           --            --
     Common stock, $.01 par value, authorized 40,000,000 shares, issued 13,453,853 and 13,358,296 shares; outstanding
       13,151,736 and 13,083,553 shares in 1997 and 1996,
       respectively .................................................          135           134
     Additional paid-in capital .....................................       40,893        39,967
     Accumulated deficit ............................................         (202)       (6,455)
     Notes receivable from stockholders .............................           --          (116)
     Unearned compensation ..........................................         (855)       (1,051)
                                                                          --------      --------
                                                                            39,971        32,479

     Less treasury stock, at cost, 302,117 and 274,743 shares in 1997
       and 1996, respectively........................................          (45)          (42)
                                                                          --------      --------

          Total stockholders' equity ................................       39,926        32,437
                                                                          --------      --------
          Total liabilities and stockholders' equity ................     $ 50,273      $ 36,924
                                                                          ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                                1997             1996             1995
                                                           -----------     ------------      -----------
Revenues:
     Software license ................................     $    14,651     $      6,850      $       821
     Services and other ..............................           3,960              921              126
     Related party licenses and services (Note I) ....              --            1,276              587
                                                           -----------     ------------      -----------
     Total revenues ..................................          18,611            9,047            1,534
                                                           -----------     ------------      -----------

Cost of Revenues:
     Cost of software license ........................             514              297              264
     Cost of services and other ......................           3,070            1,414              611
                                                           -----------     ------------      -----------
     Total cost of revenues ..........................           3,584            1,711              875
                                                           -----------     ------------      -----------
Gross profit .........................................          15,027            7,336              659
                                                           -----------     ------------      -----------

Operating Expenses:
     Research and development ........................           4,023            3,086            2,322
     Sales and marketing .............................           5,632            2,760            1,476
     General and administrative ......................           1,916            1,052              887
                                                           -----------     ------------      -----------
     Total operating costs ...........................          11,571            6,898            4,685
                                                           -----------     ------------      -----------
Income (loss) from operations ........................           3,456              438           (4,026)
                                                           -----------     ------------      -----------
Other Income (Expense):
Interest income ......................................           1,969              386              225
Interest expense .....................................              --              (70)             (61)
                                                           -----------     ------------      -----------
    Total other income, net ..........................           1,969              316              164
                                                           -----------     ------------      -----------
Income (loss) before income tax benefit...............           5,425              754           (3,862)
Income tax benefit ...................................             828               --               --
                                                           -----------     ------------      -----------
Net income (loss) ....................................           6,253              754           (3,862)
Accretion of convertible preferred stock to redemption
  value ..............................................              --              (97)             (77)
                                                           -----------     ------------      -----------
Net income (loss) available (attributable) to common
  stockholders .......................................     $     6,253     $        657      $    (3,939)
                                                           ===========     ============      ===========

Net income (loss) per common share:
     Basic ...........................................     $      0.48     $       0.18      $     (5.57)
                                                           ===========     ============      ===========
     Diluted .........................................     $      0.45     $       0.06      $     (5.57)
                                                           ===========     ============      ===========
Weighted average number of common and common
  equivalent shares: .................................      13,113,074        3,555,318          707,140
                                                           ===========     ============      ===========
     Basic shares
     Diluted shares ..................................      13,830,984       11,134,288          707,140
                                                           ===========     ============      ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             COMMON STOCK
                                          -------------------
                                                                                            NOTES
                                          NUMBER               ADDITIONAL                RECEIVABLE
                                            OF                   PAID-IN   ACCUMULATED      FROM        UNEARNED
                                          SHARES       AMOUNT    CAPITAL     DEFICIT    STOCKHOLDERS  COMPENSATION
                                       ------------  --------  ----------  ----------   ------------  ------------
Balance December 31, 1994...........      2,072,588     $  21      $  66    $  (3,347)     $  (94)
Sale of common stock for cash,
  services and notes receivable.....        499,992         5         85                      (86)
Acquisition of treasury stock.......
Net loss............................                                           (3,862)
Accretion of Convertible Preferred
  Stock to redemption value.........                                 (77)
                                         ----------     -----   --------      -------      ------       -------
Balance December 31, 1995...........      2,572,580        26         74       (7,209)       (180)
Sale of common stock and exercise of
  stock options.....................         27,000                   34
Accretion of Convertible Preferred
  Stock to redemption value.........                                 (97)
Issuance of common stock from initial
  public offering, net..............      2,465,000        25     26,644
Conversion of Preferred Stock into
  common stock......................      8,293,716        83     12,161
Acquisition of treasury stock and
  forgiveness of notes receivable...                                                           64
Stock options granted below fair
  value - net of terminations.......                               1,151                                $(1,151)
Amortization of unearned compensation                                                                       100
Net income..........................                                              754
                                         ----------     -----   --------      -------      ------       -------
Balance December 31, 1996...........     13,358,296       134     39,967       (6,455)       (116)       (1,051)
Exercise of stock options...........         67,412         1         46
Issuance of stock under employee
  stock purchase plan ..............         28,145                  318
Acquisition of treasury stock.......
Offering costs......................                                 (62)
Repayment of notes receivable.......                                                          116
Tax benefits from employees'
   exercise of stock options .......                                 288
Stock options granted below fair
  value - net of terminations.......                                 336                                   (336)
Amortization of unearned compensation                                                                       532
Net income..........................                                            6,253
                                         ----------     -----   --------      -------      ------       -------
Balance December 31, 1997...........     13,453,853     $ 135   $ 40,893      $  (202)     $   --       $  (855)
                                       ============     =====   ========      =======      ======       =======


                                              TREASURY STOCK
                                            ------------------
                                                                     TOTAL
                                           NUMBER                STOCKHOLDERS'
                                             OF                     EQUITY
                                           SHARES     AMOUNT      (DEFICIT)
                                          --------   --------    -------------
Balance December 31, 1994...........       163,211      $  (3)    $  (3,357)
Sale of common stock for cash,
  services and notes receivable.....                                      4
Acquisition of treasury stock.......        80,275        (20)          (20)
Net loss............................                                 (3,862)
Accretion of Convertible Preferred
  Stock to redemption value.........                                    (77)
                                           -------      -----       -------
Balance December 31, 1995...........       243,486        (23)       (7,312)
Sale of common stock and exercise of
  stock options.....................      (101,222)         1            35
Accretion of Convertible Preferred
  Stock to redemption value.........                                    (97)
Issuance of common stock from initial
  public offering, net..............                                 26,669
Conversion of preferred stock into
  common stock......................                                 12,244
Acquisition of treasury stock and
  forgiveness of notes receivable...       132,479        (20)           44
Stock options granted below fair
  value - net of terminations.......                                     --
Amortization of unearned compensation                                   100
Net income..........................                                    754
                                           -------      -----       -------
Balance December 31, 1996...........       274,743        (42)       32,437
Exercise of stock options...........                                     47
Issuance of stock under employee
  stock purchase plan ..............                                    318
Acquisition of treasury stock.......        27,374         (3)           (3)
Offering costs......................                                    (62)
Repayment of notes receivable.......                                    116
Tax benefits from employees'
   exercise of stock options .......                                    288
Stock options granted below fair
  value - net of terminations.......                                     --
Amortization of unearned compensation                                   532
Net income..........................                                  6,253
                                           -------      -----       -------
Balance December 31, 1997...........       302,117      $ (45)      $39,926
                                           =======      =====       =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                                                      YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                   1997          1996         1995
                                                                --------      --------      -------
Cash flows from operating activities:
Net income (loss) .........................................     $  6,253      $    754      $(3,862)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
     Depreciation and amortization ........................          742           517          359
     Deferred income taxes ................................       (2,190)           --           --
     Equity compensation ..................................          532           137            1
     Tax benefit from employees' exercise of stock options           288            --           --
     Changes in operating assets and liabilities:
          Accounts receivable and accounts receivable--
            related party .................................       (1,564)       (1,106)      (1,015)
          Prepaid expenses and other current assets .......       (1,124)         (417)         (38)
          Accounts payable ................................           52           496           51
          Accrued expenses and accrued compensation .......          736           908          292
          Accrued income taxes ............................          951            --           --
          Deferred revenue and deferred revenue
            -- related party ..............................        4,121         2,017          272
                                                                --------      --------      -------
Net cash provided by (used for) operating activities ......        8,796         3,306       (3,940)
                                                                --------      --------      -------
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities           --            --          952
Purchases of property and equipment .......................       (2,047)         (743)        (480)
                                                                --------      --------      -------
Net cash provided by (used for) investing activities ......       (2,047)         (743)         472
                                                                --------      --------      -------
Cash flows from financing activities:
Proceeds from sale of common stock, net ...................          303        26,704            3
Proceeds from notes receivable for common stock ...........          116             7           --
Proceeds from sale of convertible preferred stock, net ....           --           161        3,972
Proceeds from long-term debt ..............................           --           358          418
Principal payments under long-term debt ...................           --        (1,067)        (161)
Acquisition of treasury stock .............................           (3)           --          (20)
                                                                --------      --------      -------
Net cash provided by financing activities .................          416        26,163        4,212
                                                                --------      --------      -------

Net change in cash and cash equivalents ...................        7,165        28,726          744
Cash and cash equivalents, beginning of year ..............       33,263         4,537        3,793
                                                                --------      --------      -------
Cash and cash equivalents, end of year ....................     $ 40,428      $ 33,263      $ 4,537
                                                                ========      ========      =======
Supplemental disclosures of noncash financing activities:
Notes received in exchange for common stock ...............     $     --      $     --      $    86
                                                                ========      ========      =======
Supplemental cash flow information:
Income taxes paid .........................................     $    124      $     --      $    --
                                                                ========      ========      =======
Interest paid .............................................     $     --      $     66      $    60
                                                                ========      ========      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:

    GeoTel Communications Corporation ("GeoTel" or the "Company") is a provider of Computer Telephony Integration (CTI) software solutions focused on enhanced voice and data routing technology that enables customer-oriented companies to deliver responsive and cost-effective customer service. The Company's software solutions are aimed at decentralized or service-oriented corporations that use call centers, voice response units, the Internet and other answering resources to interact with their customers. Principal operations of the Company commenced during 1995. The Company currently derives substantially all of its revenues from licenses of the Intelligent CallRouter and Network ICR and related services. The Company primarily markets its products in the United States through a direct sales force which is complemented by strategic sales channels, selected resellers and international partners.

B.  SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

    The consolidated financial statements include the accounts of GeoTel Communications Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Cash, Cash Equivalents and Investments

    The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company classifies its investments as available-for-sale and states them at amortized cost plus accrued interest, which approximates market value. Unrealized gains and losses as of December 31, 1997 and 1996 were immaterial. Cash equivalents consist of the following (in thousands):

                                      DECEMBER 31,
                                 -------------------
                                    1997        1996
                                 -------     -------
Commercial paper .........       $38,269     $31,216
Money market instruments..         1,382       1,415
                                 -------     -------
Total cash equivalents ...       $39,651     $32,631
                                 =======     =======

Income Taxes

    The Company provides for income taxes under the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under this method, a valuation allowance is required against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax credits are generally recognized as reductions of income tax provisions in the year in which the tax credits arise.

Property and Equipment

    Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over their estimated useful lives as follows:

                     ASSET CLASSIFICATION           ESTIMATED USEFUL LIFE
                  -----------------------------     ---------------------
                  Computer and lab equipment...     3 years
                  Furniture and fixtures.......     3 years
                  Leasehold improvements.......     Shorter of lease term or
                                                    estimated useful life

    Repairs and maintenance are charged to expense as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Revenue Recognition

    The Company recognizes license fee revenues generally upon shipment unless there are significant post-delivery obligations or collection is not reasonably assured. When significant post-delivery obligations exist, typically, customer acceptance criteria, revenues are deferred until no such significant obligations remain. The Company recognizes revenue on customized software development contracts based on reaching specified milestones under the terms of the respective agreements. Service and other revenues have consisted primarily of maintenance, installation and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Installation and training revenues generally are recognized when the services are performed. Amounts received prior to revenue recognition and for prepaid maintenance revenue are classified as deferred revenue.

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

    Accounts receivable at December 31, 1997 and 1996 was comprised of a limited number of customers. Eight customer balances comprised 94% of the total accounts receivable balance at December 31, 1997. Three customer balances comprised 94% of the total accounts receivable balance at December 31, 1996 (See Note I). To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence believes that its trade accounts receivable credit risk exposure is limited. The Company generally does not require collateral and historically has not experienced significant losses on trade receivables.

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

Net Income (Loss) Per Common Share

    Net income (loss) per basic common share is computed by dividing income
(loss) available (attributable) to common stockholders by the weighted average number of common shares outstanding for the period which included vested restricted common stock. Net income per diluted common shares is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of the Company's Series A, B and C Convertible Participating Preferred Stock (collectively, the "Convertible Preferred Stock"), common stock options and unvested restricted common stock outstanding in the period. The Company adopted SFAS 128, "Earnings Per Share" (SFAS 128) in 1997. All amounts have been restated to conform with SFAS 128.

C.  PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                           --------------------
                                                             1997         1996
                                                           -------      -------
        Computer and lab equipment ...................     $ 3,119      $ 1,934
        Furniture and fixtures .......................         173           86
        Leasehold improvements .......................         734           32
                                                           -------      -------
                                                             4,026        2,052
        Less accumulated depreciation and amortization      (1,704)      (1,036)
                                                           -------      -------
                                                           $ 2,322      $ 1,016
                                                           =======      =======

D.  INCOME TAXES:

    Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing enacted statutory rates applicable to future years, of temporary differences between the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Deferred tax expense (benefit) represents the change in the deferred tax asset or liability balances.

The components of deferred tax assets at December 31, 1997 and 1996 were as follows (in thousands):

                                                          DECEMBER 31,
                                                       ------------------
                                                        1997        1996
                                                       ------     -------
                     Deferred tax assets:
                       Depreciation ..............     $  248     $   171
                       Capitalized start-up costs.      1,338       1,762
                       Accrued expenses ..........        532         179
                       Tax credits ...............         72         223
                       Net operating losses ......         --         443
                                                       ------     -------
                     Net deferred tax assets .....      2,190       2,778
                     Valuation allowance .........         --      (2,778)
                                                       ------     -------
                     Total net deferred tax assets     $2,190     $    --
                                                       ======     =======

The income tax benefit for 1997 was comprised of the following (in thousands):

                         Current:
                           Federal ........     $ 1,247
                           State ..........         115
                                                -------
                           Total current..        1,362
                                                -------
                         Deferred:
                           Federal ........      (1,622)
                           State ..........        (568)
                                                -------
                           Total deferred..      (2,190)
                                                -------

                         Total ............     $  (828)
                                                =======

    No income tax provision was recorded for federal income tax purposes for the years ended December 31, 1996 and 1995. The differences between statutory federal income taxes and the benefit for income taxes in 1997 was as follows (dollars in thousands):

                                                   DOLLARS      PERCENT
                                                   -------      -------
          Statutory federal income taxes......     $ 1,845         34%
          State income taxes, net of federal
               tax benefit ...................         122        2.2
          Tax benefit from research and
               development credits ...........        (153)      (2.8)
          Non deductible expenses ............          64        1.2
          Tax benefit of foreign sales
               corporation ...................         (58)      (1.0)
                                                    ------      -----
          Subtotal............................     $ 1,820       33.6%
                                                    ======      =====
          Change in valuation allowance ......      (2,648)     (48.9)
                                                    ------      -----
          Total...............................     $  (828)     (15.3)%
                                                    ======      =====

    The difference between the statutory federal income tax rate and the Company's effective tax rate for the year ended December 31,

1997 was principally due to the elimination of the valuation allowance to reflect the deferred tax assets utilized in 1997 to reduce current income taxes and to recognize deferred tax assets of approximately $2,190,000 at December 31, 1997. The difference between the statutory federal income tax rate and the Company's effective tax rate for the year ended December 31, 1996 was principally due to the utilization of net operating losses, capitalized start-up costs including research and development cost carryforwards. The Company elected to capitalize start-up costs and research and development costs for income tax purposes and amortize them over five and ten years, respectively, for the period prior to recording product revenue in 1995.

    A valuation allowance was recorded at December 31, 1996 to offset the entire net deferred tax assets as a result of the uncertainties regarding the realization of these assets due to the Company's limited history of operating profits. In the fourth quarter of 1997, the Company determined that it is more likely than not that these tax assets will be realized and, accordingly, eliminated the valuation allowance.

E.  CONVERTIBLE PREFERRED STOCK:

    The following table reflects Convertible Preferred Stock activity, from December 31, 1994 through December 31, 1996:

                                                                   AMOUNT
                                                     SHARES     (in thousands)
                                                   ----------      --------
     Balance at December 31, 1994 ............      6,006,286      $  7,937
     Shares of Series C issued, August 1995 ..      1,712,329         3,972

     Accretion to redemption value ...........             --            77
                                                   ----------      --------

     Balance at December 31, 1995 ............      7,718,615        11,986
     Shares of Series C issued, February 1996.         70,000           161

     Accretion to redemption value ...........             --            97
     Conversion to common stock ..............     (7,788,615)      (12,244)
                                                   ----------      --------

     Balance at December 31, 1996 ............             --      $     --
                                                   ==========      ========

    The holders of a majority of the outstanding shares of Convertible Preferred Stock were entitled, at any time after July 31, 2000 and automatically upon an IPO meeting certain criteria, to cause all such shares to be converted into common stock on a share-for-share basis, as defined and to receive from the Company their liquidation amount in three equal, annual installments. In September 1996, the Company's Board of Directors adopted and the stockholders approved an amendment to the terms of the Company's Convertible Preferred Stock to provide that, in lieu of any cash payment in connection with the automatic conversion of the Convertible Preferred Stock upon the IPO, the Convertible Preferred Stock will be converted into an additional number of shares of common stock determined by dividing fifty percent of the original purchase price of the Convertible Preferred Stock by the IPO price. The Convertible Preferred Stock was being accreted to approximately $12,756,000 which is equal to the sum of (i) the price per share paid for each share of Convertible Preferred Stock and (ii) the fair value of the common stock, at the date of the original issuance of the Convertible Preferred Stock, for which such Convertible Preferred Stock will be converted. The Company has provided for periodic accretion of the fair value of the common stock using the effective interest method. All outstanding shares of Convertible Preferred Stock were converted into common stock upon the closing of the Company's IPO on November 20, 1996.

F.  STOCKHOLDERS' EQUITY (DEFICIT):

Initial Public Offering

    The Company completed its IPO on November 20, 1996 and sold 2,465,000 shares of common stock at $12.00 per share, resulting in net proceeds, after deducting underwriting discounts and expenses, of $26,704,000. In addition, the Company's Board of Directors adopted and the stockholders approved an increase in the number of authorized shares of capital stock from 21,788,615 shares to 45,000,000 shares, of which 40,000,000 shares have been designated as common stock and 5,000,000 shares have been designated as preferred stock.

Preferred Stock

    The Company's Board of Directors has the authority, without further stockholder approval, to issue such shares of preferred stock in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series.

Net Income Per Common Share

    The calculation of per share earnings (loss) is as follows:

                                                   1997           1996            1995
                                               -----------     -----------     ---------
                                                  (In thousands except per share figures)
Basic:
Net income (loss)                              $     6,253     $       657     $ (3,939)
Weighted average common shares outstanding      13,113,074       3,555,318      707,140
Net income (loss) per share, basic             $      0.48     $      0.18     $  (5.57)
                                               ===========     ===========     ========

Diluted:
Net income (loss) for calculating diluted
earnings per share                             $     6,253     $       657     $ (3,939)
Weighted average common shares outstanding      13,113,074       3,555,318      707,140
Common stock equivalents                           717,910       7,578,970           --
Total weighted average shares outstanding       13,830,984      11,134,288      707,140

Net income (loss) per share, diluted           $      0.45     $      0.06     $  (5.57)
                                               ===========     ===========     ========

     Options to purchase 102,000, 197,650 and 30,000 shares of common stock were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The option prices range from $17.68 to $19.25 for options outstanding at December 31, 1997, $6.40 to $14.75 for options outstanding at December 31, 1996 and $0.30 for options outstanding at December 31, 1995. These options expire beginning 2005 through 2007.

Restricted Stock Purchase Plan

    The Company has adopted, and subsequently amended, a 1993 Restricted Stock Purchase Plan (the "1993 Plan"), which provides for the issuance of common stock to directors, officers, consultants and other key personnel at prices determined by a Committee selected by the Board of Directors. Participants' unvested shares are subject to repurchase by the Company at the original purchase price for up to five years. Twenty percent of the shares vest on the first anniversary of the date of purchase and, thereafter, the remaining shares vest on a monthly basis through the fifth anniversary of the date of purchase. As of December 31, 1997, the Company had the right to repurchase up to 281,998 unvested shares. Such shares may be repurchased at the original purchase price ranging from $0.10 to $0.18 per share. There are no shares available for further grant under the 1993 Plan. The shares outstanding at December 31, 1997 under the 1993 Plan have a weighted average repurchase price of $0.14 per share.

    Information related to the 1993 Plan is as follows:

                                                             DECEMBER 31,
                               -------------------------------------------------------------------------
                                         1997                     1996                    1995
                               -----------------------  -----------------------  -----------------------
                                            WEIGHTED                 WEIGHTED                 WEIGHTED
                               NUMBER OF     AVERAGE    NUMBER OF     AVERAGE     NUMBER OF    AVERAGE
                                SHARES     SHARE PRICE   SHARES     SHARE PRICE    SHARES    SHARE PRICE
                               ---------   -----------  ---------   -----------  ----------  -----------
Outstanding at beginning
of year ..................      986,143       $0.14     1,091,622      $0.14        613,310      $0.14
Issued ...................           --        --          27,000       0.18        499,992       0.18
Repurchased ..............      (27,374)       0.12      (132,479)      0.14        (21,680)      0.10
                                -------                 ---------                 ---------
Outstanding at end of year      958,769       $0.14       986,143      $0.14      1,091,622      $0.14
                                =======                 =========                 =========


    In connection with the sale of common stock under the 1993 Plan described above, the Company received full recourse notes receivable totaling approximately $86,000 from certain employees during the year ended December 31, 1995. These notes bear interest at 5.25% and were required to be paid in full upon the one year anniversary of the Company's initial public offering. The interest is payable at the date of maturity. Such notes were collateralized by the common stock purchased and accordingly are included in stockholders' equity. All outstanding notes were repaid in 1997.

Stock Option Plan

    In 1995, the Board of Directors adopted and the stockholders subsequently approved the Company's 1995 stock option plan (the "1995 Plan"), which provides for the issuance of incentive stock options and nonqualified stock options to eligible employees, officers and consultants to the Company. The options can be granted for periods of up to ten years and generally vest ratably over a four or five year period with initial vesting occurring on the first anniversary from the grant date and then monthly thereafter. The maximum number of shares authorized for issuance under the 1995 Plan increases each January 1, beginning on January 1, 1997 by an amount equal to four percent of the total number of shares of common stock issued and outstanding as of the close of business on December 31 of the preceding year, not exceeding 6,000,000 shares. In addition in 1996, the Board of Directors adopted and stockholders approved the number of shares of common stock available for grants under the 1995 Plan to be increased by the number of shares repurchased by the Company from time to time under the 1993 Plan. At December 31, 1997, 2,009,057 shares were authorized for issuance under the 1995 Plan. Effective January 1, 1998, the number of authorized shares was increased to 2,574,585 shares. The option price for incentive stock options shall be the fair market value at the time the option is granted. In the case of options granted to a shareholder who at the time of grant owns, directly or indirectly, stock possessing more than 10% of total combined voting power of any class of stock of the Company, the exercise price of the options shall not be less than 110% of the fair market value of the common stock as of the date of grant.

    In 1997, 1996 and 1995, options to purchase 24,489, 101,222 and 68,216 respectively, were granted in conjunction with a management incentive program approved by the Board of Directors. The management incentive program provided cash and equity compensation to the participants if certain annual performance criteria were achieved. Under this program, options in 1996 and 1995 were granted at the beginning of the year at fair market value with vesting occurring at the end of five years subject to one year accelerated vesting from the grant date if certain annual performance criteria were achieved. A similar plan was in place for 1997 except the option price was below fair market value ($0.01) and the initial vesting period was four years. The value of the options granted below fair market value on the grant date was approximately $308,000. The performance criteria were achieved in each of the years and vesting was accelerated. Accordingly, $308,000 was recognized as equity compensation.

    Information related to the 1995 Plan is as follows:

                                      DECEMBER 31, 1997         DECEMBER 31, 1996       DECEMBER 31, 1995
                                   -------------------------  -----------------------  -----------------------
                                                 WEIGHTED                WEIGHTED                 WEIGHTED
                                                  AVERAGE                 AVERAGE                  AVERAGE
                                     SHARES   EXERCISE PRICE   SHARES  EXERCISE PRICE  SHARES  EXERCISE PRICE
                                   ---------  -------------- --------  --------------  ------  --------------


Outstanding at beginning of year     907,796      $ 2.72       64,500      $0.24           --         --
Granted ........................     921,558       13.65      982,018       2.62       64,500      $0.24
Cancelled ......................    (135,985)       7.34      (37,500)      2.47           --         --
Exercised ......................     (67,412)       0.70     (101,222)      0.30           --         --
                                   ---------                 --------                  ------
Outstanding at end of year .....   1,625,957      $ 8.61      907,796      $2.72       64,500      $0.24
                                   =========                 ========                  ======

    The following information summarizes information concerning currently outstanding and exercisable options:

                                        WEIGHTED AVERAGE                                   WEIGHTED AVERAGE
                             NUMBER         REMAINING      WEIGHTED AVERAGE     NUMBER         EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE        PRICE
------------------------   -----------  ----------------   ----------------  ------------  ----------------
$0.01 to $0.30..........     534,483           8.37            $ 0.28          166,059          $ 0.30
$3.00 to $8.00..........     242,174           8.80              7.07           57,070            7.03
$10.44 to $14.75........     474,000           9.39             12.07            4,550           14.54
$15.125 to $19.25.......     375,300           9.65             17.10            3,000           17.68
                            ---------                                          -------
Total...................    1,625,957          9.03            $ 8.61          230,679          $ 2.47
                            =========                                          =======

    The Company had options that were exercisable into 230,679 and 20,208 shares of common stock with a weighted average exercise price of $2.47 and $0.25 per share at December 31, 1997 and 1996, respectively. No options were exercisable at December 31, 1995. As of December 31, 1997 and 1996, the Company had 214,466 and 465,708 shares, respectively, available for future option grants under the 1995 Plan.

    Certain employees have disposed of stock acquired through the exercise of incentive stock options earlier than the mandatory holding period required for such options. The tax benefits allowed to the Company because of these dispositions, together with the tax benefits realized from the exercise of nonqualified stock options, have been recorded as increases to additional paid-in capital.

Employee Stock Purchase Plan

    In September 1996, the Company's Board of Directors adopted and the stockholders approved the 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan"). The 1996 Purchase Plan covers substantially all employees. The 1996 Purchase Plan covers an aggregate of up to 250,000 shares of common stock to be issued and sold to participating employees of the Company through a series of six-month offerings, beginning January 1, 1997. The 1996 Purchase Plan enables employees, subject to a defined maximum percentage of base compensation and number of shares, to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or last day of each offering period. In 1997, purchases of 28,145 shares of common stock generating proceeds of $318,000 were made under the 1996 Purchase Plan. At December 31, 1997, 221,855 shares of common stock were reserved for purchases under the 1996 Purchase Plan.

Stock-Based Compensation Plans

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1995 Plan and the 1996 Purchase Plan. Accordingly, compensation expense has only been recognized for its stock-based compensation plan for any options granted below fair value of the common stock. In the year ended December 31, 1997 and 1996, the Company recorded approximately $336,000 and $1,151,000, respectively, in unearned compensation for options to purchase 55,758 and 674,580 shares, respectively, granted at exercise prices below the fair value of the common stock. The weighted average exercise price of options granted below fair value was $4.52 in 1997 and $2.49 in 1996. No options were granted below fair value prior to the year ended December 31, 1996.

    The fair value of each option granted during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     1997       1996        1995
                                                   --------   --------   --------
Dividend yield                                        None       None       None
Expected volatility (post IPO)                          54%        60%      None
Risk-free interest rate                                6.0%      8.25%      8.75%
Expected life                                      5 years    5 years    5 years

Weighted average fair value of options granted at
fair market value                                    $7.62      $0.30      $0.24
Weighted average fair value of options granted
below fair market value at date of grant             $9.16      $4.21       None

    Had compensation cost for the Company's 1997, 1996 and 1995 stock option grants, restricted stock grants and employee stock purchase plan activity been determined consistent with Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the Company's net income (loss) per share would approximate the pro forma amounts below:

                  Net Income (loss)        Earnings (loss)
                   (In thousands)             Per Share
                 ------------------      -------------------
                 Basic      Diluted      Basic       Diluted
                 -----      -------      -----       -------

As Reported:
1997             $ 6,253     $ 6,253      $ 0.48       $ 0.45
1996             $   657     $   657      $ 0.18       $ 0.06
1995             $(3,939)    $(3,939)     $(5.57)      $(5.57)

Pro forma:
1997             $ 5,646     $ 5,646      $ 0.43       $ 0.42
1996             $   560     $   560      $ 0.16       $ 0.05
1995             $(3,948)    $(3,948)     $(5.58)      $(5.58)


    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

G.  RETIREMENT SAVINGS PLAN:

    In 1994, the Company adopted a Retirement Savings Plan (the "Savings Plan") for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the Savings Plan through payroll deductions within statutory limitations and subject to any limitations included in the Savings Plan. Contributions to the Savings Plan are made at the discretion of Management. To date, the Company has made no contributions to the Plan.

H.  OPERATING LEASES:

    The Company leases certain equipment and office space under operating leases that expire through 2006. The Company entered into a sublease agreement in February 1997 for office space for its new executive office in Lowell, Massachusetts. Initially, the lease provided 31,770 square feet, which increased by an additional 15,885 square feet on January 1, 1998 and will further increase by 15,885 on January 1, 1999. The Company has the right, with proper notice, to terminate this sublease at the end of the sixth year (2003) of the sublease.

    At December 31, 1997, future minimum annual lease commitments, including operating costs, under operating leases are as follows (in thousands):


                                                   Amount
                                                 ---------
                    1998                         $     675
                    1999                               880
                    2000                               838
                    2001                               838
                    2002                               891
                    Thereafter                       3,405
                                                  --------
                    Total                         $  7,527
                                                  ========

    Rent expense was approximately $324,000, $170,000 and $124,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

I.  SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS:

    Revenues attributable to the Company's five largest customers accounted for 54.1%, 49.1% and 94.4% in 1997, 1996 and 1995, respectively. The following table summarizes sales as a percentage of total revenue to significant customers (more than 10% annually) for the year ended December 31, 1997, 1996 and 1995:

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                            1997    1996    1995
                                            ----    ----    ----
              Related Party .............     --      14%     38%
              Customer A ................     --      --      20
              Customer B ................     --      --      26
              Customer C ................     14%     11      --
              Customer D ................     19      --      --
                                            ----    ----    ----
              Percentage of total revenue     33%     25%     84%
                                            ====    ====    ====

    Export sales to Australia and the United Kingdom were 14% and 19%, respectively, in 1997 and 11% and 4%, respectively, in 1996. No export sales occurred in 1995.

    In August 1995, the Company sold 1,048,801 shares of Series C Convertible Participating Preferred Stock to an investor that subsequently became a customer of the Company. In 1996 and 1995, this customer purchases represented 14% and 38%, respectively, of total revenues. Gross profit from related party transactions approximated those realized in similar transactions with unrelated parties. Purchases by this customer for the year ended December 31, 1995 were made through another shareholder of the Company.

J.  NEWLY ISSUED ACCOUNTING STANDARDS

    In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, SFAS 130 requires that an amount representing total comprehensive income be reported. SFAS 130 will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that the adoption of SFAS 130 will have a material impact on its financial statements.

    In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 131, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company does not believe that the adoption of SFAS 131 will have a material impact on its financial statement disclosures.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes SOP 91-1, "Software Revenue Recognition." This pronouncement will become effective for fiscal years beginning after December 15, 1997. Upon adoption, the Company does not expect any material impact on its revenue recognition policies.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of GeoTel Communications Corporation:

    We have audited the accompanying consolidated balance sheets of GeoTel Communications Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoTel Communications Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






                                                        COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 20, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements with accountants on any matter of accounting principles, financial statement disclosure, or auditing scope or procedures required to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

    The executive officers of the Company, and their ages as of December 31, 1997, are as follows:

                  NAME          AGE               POSITION
           ------------------   ---  -------------------------------------
           John C. Thibault..   44   President, Chief Executive Officer and
                                     Director
           Louis J. Volpe....   48   Senior Vice President of Worldwide
                                     Sales and Marketing
           Timothy J. Allen..   48   Vice President of Finance, Chief
                                     Financial Officer, Treasurer and
                                     Secretary
           G. Wayne Andrews..   47   Vice President, Chief Technology
                                     Officer and Director
           Judith A. Kelly...   50   Vice President of Customer Service
           Steven H. Webber..   53   Vice President of Engineering

----------

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

    Louis J. Volpe has served as Senior Vice President of Worldwide Sales and Marketing of the Company since May 1996. From February 1995 to April 1996, Mr. Volpe served as Vice President of Marketing of the Company. Mr. Volpe served as Senior Vice President of Marketing and Operations of Parametric Technology Corporation from May 1993 to January 1995 and as Vice President of Marketing and Operations from September 1989 to May 1993. Prior to Parametric, Mr. Volpe was an executive at Prime Computer.

    Timothy J. Allen has served as Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of the Company since February 1995. From March 1990 to September 1994, Mr. Allen served as Vice President and Chief Financial Officer of Object Design, Inc. From July 1988 to October 1989, Mr. Allen served as Vice President of Finance and Chief Accounting Officer for Xyvision Inc. From January 1983 to June 1988, Mr. Allen served as Xyvision's Corporate Controller. Prior to joining Xyvision, Mr. Allen was Corporate Controller at Nixdorf Computer Corporation.

    G. Wayne Andrews, a co-founder of the Company, has served as a Director of the Company since June 1993, as Vice President and Chief Technical Officer of the Company since January 1994 and as President of the Company from June 1993 to December 1993. From October 1989 to December 1992, Mr. Andrews was co-founder and Vice President of Teloquent Communications Corporation. At Teloquent, Mr. Andrews held positions as Vice President Product Management, Vice President Engineering and Vice President Customer Support. Prior to co-founding Teloquent, Mr. Andrews was Director, International Development Center, and Director, Advanced Switching Systems at Teknekron Infoswitch Corp.

    Judith A. Kelly has served as Vice President of Customer Service of the Company since November 1997. From January 1996 to November 1997, Ms. Kelly served as Director of Marketing Systems Integration for ADC Telecommunications, Inc. Prior to her position at ADC Telecommunications, Inc. she held several management positions over a 23-year period with Digital Equipment Corporation.

    Steven H. Webber, a co-founder of the Company, has served as Vice President of Engineering of the Company since October 1993. Prior to joining the Company, Mr. Webber held a number of key technical and management positions with Stratus Computer Inc., including Chief Technical Advisor and Director of Strategic Planning. Prior to Stratus, Mr. Webber held a number of key technical positions at Honeywell Information Systems, Inc. and Massachusetts Institute of Technology.

    The information regarding directors set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1) FINANCIAL STATEMENTS

    The following financial statements are filed as part of this Annual Report:

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

          Notes to Consolidated Financial Statements

          Report of Independent Accountants

(2) FINANCIAL STATEMENT SCHEDULES

    All schedules are omitted because they are not required.

(3) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

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

          *10.17 Executive Change in Control Agreement between the Company and Steven H. Webber, dated September 26, 1996.

          *10.18    GeoTel Communications Corporation 1995 Stock Option Plan.

          *10.19 GeoTel Communications Corporation 1993 Restricted Stock Purchase Plan.

          *10.20 GeoTel Communications Corporation 1996 Employee Stock Purchase Plan.

          **+10.22 Software Agreement Incorporating Licensing Rights between the Company and Digital Equipment Co., Limited, dated December 1, 1996

          **10.23 Sublease Agreement between the Company and National Medical Care, Inc. d/b/k Fresenius Medical Care-North America dated February 7, 1997.

          10.24 First Sublease Amendment between National Medical Care, Inc. d/b/k Fresenius Medical Care-North America dated October 29, 1997.

          21.1      List of Subsidiaries

          23.1      Consent of Coopers & Lybrand L.L.P.

          24.1 Power of Attorney (included on the signature pages of the Annual Report on Form 10-K).

          27.1      Financial Data Schedule

----------

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Reg. No. 333-13263).

**        Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

+         Confidential Treatment Requested.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on the 30th day of March, 1998.

                                  GEOTEL COMMUNICATIONS CORPORATION


                                     By:    /s/ JOHN C. THIBAULT
                                         ---------------------------------------
                                                JOHN C. THIBAULT
                                 PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR


    KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John C. Thibault and Timothy J. Allen, and each of them, with the power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         SIGNATURE                      TITLE                    DATE
               -----------------------------    ----------------------        --------------

               /s/        JOHN C. THIBAULT      President, Chief Executive    March 30, 1998
               -----------------------------    Officer and Director
                      JOHN C. THIBAULT          (principal executive officer)

               /s/         TIMOTHY J. ALLEN     Vice President of Finance,    March 30, 1998
               -----------------------------    Chief Financial Officer,
                      TIMOTHY J. ALLEN          Treasurer and Secretary
                                                (principal accounting and
                                                financial officer)

               /s/        G. WAYNE ANDREWS      Director                      March 30, 1998
               ---------------------------
                      G. WAYNE ANDREWS


               /s/    ALEXANDER V. d'ARBELOFF   Director                      March 30, 1998
               ------------------------------
                   ALEXANDER V. d'ARBELOFF


               /s/       GARY BOWEN             Director                      March 30, 1998
               ---------------------------
                         GARY BOWEN


               /s/     GARDNER C. HENDRIE       Director                      March 30, 1998
               ------------------------------
                     GARDNER C. HENDRIE


               /s/     W. MICHAEL HUMPHREYS     Director                      March 30, 1998
               ----------------------------
                    W. MICHAEL HUMPHREYS