Form 10-K/A
period 1997-12-31
GEOTEL COMMUNICATIONS CORP
filed 1998-05-14
CIK 1023905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 23, 1998 there were 13,206,242 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $219,762,000.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

    On November 20, 1996, the Company's Registration Statement of Form S-1 (File No. 333-13263) became effective. The net proceeds from the offering were approximately $26,704,000. To date, the Company has utilized approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. The Company has not used any of the remaining proceeds from the effective date (November 20, 1996) through December 31, 1997. No payments were made to directors, officers (except in their capacity as employees of the Company) or to persons owning ten percent or more of any class of equity securities of the Company, or to the affiliates of the Company.

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

                        GEOTEL COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                                                      YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                   1997          1996         1995
                                                                --------      --------      -------
Cash flows from operating activities:
Net income (loss) .........................................     $  6,253      $    754      $(3,862)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
     Depreciation and amortization ........................          741           517          359
     Deferred income taxes ................................       (2,190)           --           --
     Equity compensation ..................................          532           137            1
     Tax benefit from employees' exercise of stock options           288            --           --
     Changes in operating assets and liabilities:
          Accounts receivable and accounts receivable--
            related party .................................       (1,564)       (1,106)      (1,015)
          Prepaid expenses and other current assets .......       (1,124)         (417)         (38)
          Accounts payable ................................           52           496           51
          Accrued expenses and accrued compensation .......          736           908          292
          Accrued income taxes ............................          951            --           --
          Deferred revenue and deferred revenue
            -- related party ..............................        4,121         2,017          272
                                                                --------      --------      -------
Net cash provided by (used for) operating activities ......        8,796         3,306       (3,940)
                                                                --------      --------      -------
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities           --            --          952
Purchases of property and equipment .......................       (2,047)         (743)        (480)
                                                                --------      --------      -------
Net cash provided by (used for) investing activities ......       (2,047)         (743)         472
                                                                --------      --------      -------
Cash flows from financing activities:
Proceeds from sale of common stock, net ...................          303        26,704            3
Proceeds from notes receivable for common stock ...........          116             7           --
Proceeds from sale of convertible preferred stock, net ....           --           161        3,972
Proceeds from long-term debt ..............................           --           358          418
Principal payments under long-term debt ...................           --        (1,067)        (161)
Acquisition of treasury stock .............................           (3)           --          (20)
                                                                --------      --------      -------
Net cash provided by financing activities .................          416        26,163        4,212
                                                                --------      --------      -------

Net change in cash and cash equivalents ...................        7,165        28,726          744
Cash and cash equivalents, beginning of year ..............       33,263         4,537        3,793
                                                                --------      --------      -------
Cash and cash equivalents, end of year ....................     $ 40,428      $ 33,263      $ 4,537
                                                                ========      ========      =======
Supplemental disclosures of noncash financing activities:
Notes received in exchange for common stock ...............     $     --      $     --      $    86
                                                                ========      ========      =======
Supplemental cash flow information:
Income taxes paid .........................................     $    124      $     --      $    --
                                                                ========      ========      =======
Interest paid .............................................     $     --      $     66      $    60
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
                                                =======

    No income tax provision was recorded for federal income tax purposes for the years ended December 31, 1996 and 1995. The differences between statutory federal income taxes and the benefit for income taxes in 1997 was as follows (dollars in thousands):

                                                   DOLLARS      PERCENT
                                                   -------      -------
          Statutory federal income taxes......     $ 1,845       34.0%
          State income taxes, net of federal
               tax benefit ...................         122        2.2
          Tax benefit from research and
               development credits ...........        (153)      (2.8)
          Non deductible expenses ............          64        1.2
          Tax benefit of foreign sales
               corporation ...................         (58)      (1.0)
                                                    ------      -----
          Subtotal............................     $ 1,820       33.6%
                                                    ======      =====
          Change in valuation allowance ......      (2,648)     (48.9)
                                                    ------      -----
          Total...............................     $  (828)     (15.3)%
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

          *10.19 GeoTel Communications Corporation 1993 Restricted Stock Purchase Plan.

          *10.20 GeoTel Communications Corporation 1996 Employee Stock Purchase Plan.

          **+10.22 Software Agreement Incorporating Licensing Rights between the Company and Digital Equipment Co., Limited, dated December 1, 1996

         **10.23 Sublease Agreement between the Company and National Medical Care, Inc. d/b/k Fresenius Medical Care-North America dated February 7, 1997.

        ***10.24 First Sublease Amendment between National Medical Care, Inc. d/b/k Fresenius Medical Care-North America dated October 29, 1997.

        *** 21.1    List of Subsidiaries

            23.1    Consent of Coopers & Lybrand L.L.P.

            24.1 Power of Attorney (included on the signature pages of the Annual Report on Form 10-K/A).

         ***27.1      Financial Data Schedule

----------

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Reg. No. 333-13263).

**        Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

***       Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

+         Confidential Treatment Requested.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on the 13th day of May, 1998.


                                  GEOTEL COMMUNICATIONS CORPORATION


                                     By: /s/ TIMOTHY J. ALLEN
                                         ---------------------------------------
                                         TIMOTHY J. ALLEN
                                         VICE PRESIDENT OF FINANCE, CHIEF
                                         FINANCIAL OFFICER, TREASURER AND
                                         SECRETARY


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


    SIGNATURE                          TITLE                         DATE
    ---------                          -----                         ----

/s/       *               President, Chief Executive Officer      May 13, 1998
-----------------------   and Director (principal executive
JOHN C. THIBAULT          officer)



/s/ TIMOTHY J. ALLEN      Vice President of Finance, Chief        May 13, 1998
-----------------------   Financial Officer, Treasurer and
TIMOTHY J. ALLEN          Secretary (principal accounting
                          and financial officer)


/s/       *               Senior Vice President of Sales          May 13, 1998
-----------------------   and Marketing and Director
LOUIS J. VOLPE



/s/       *               Director                                May 13, 1998
-----------------------
ALEXANDER V. d'ARBELOFF




/s/       *               Director                                May 13, 1998
-----------------------
GARY BOWEN




/s/       *               Director                                May 13, 1998
-----------------------
GARDNER C. HENDRIE




/s/       *               Director                                May 13, 1998
-----------------------
W. MICHAEL HUMPHREYS


* By: /s/ Timothy J. Allen
      -------------------------
      TIMOTHY J. ALLEN
      ATTORNEY IN FACT