Form 10-Q
period 1998-03-31
GEOTEL COMMUNICATIONS CORP
filed 1998-05-14
CIK 1023905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:



           CLASS                               OUTSTANDING AT MAY 6, 1998
-----------------------------               ----------------------------------
Common Stock, $0.01 par value                       13,229,274 shares
=============================               ==================================

                        GEOTEL COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q


                                                              PAGE NO.
                                                              --------
  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements:

             Consolidated Balance Sheets as of March 31,
             1998 and December 31, 1997                           3

             Consolidated Statements of Income for the three
             months ended March 31, 1998 and 1997                 4

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 1998 and 1997           5

             Notes to Consolidated Financial Statements         6-7

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations     7-12

  PART II.   OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds           12

  Item 6.    Exhibits and Reports on Form 8-K                    12

             Signature                                           13

             Exhibit 27.1 Financial Data Schedule                14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GEOTEL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  MARCH 31,   DECEMBER 31,
                                                    1998         1997
    ASSETS
    ------

    Current assets:
    Cash and cash equivalents                     $ 41,613     $ 40,428
    Accounts receivable                              4,604        3,685
    Prepaid expenses and other current assets        1,976        1,648
    Deferred income taxes                              763          763
                                                  --------     --------
    Total current assets                            48,956       46,524
                                                  --------     --------
    Property and equipment, net                      3,150        2,322
    Deferred income taxes                            1,427        1,427
                                                  --------     --------
    Total assets                                  $ 53,533     $ 50,273
                                                  ========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

    Current liabilities:
    Accounts payable                              $    812     $    708
    Accrued expenses                                 1,287          967
    Accrued compensation and related accruals        1,477        1,311
    Accrued income taxes                               703          951
    Deferred revenue                                 7,751        6,410
                                                  --------    ---------
    Total current liabilities                       12,030       10,347
                                                  --------     --------

    Stockholders' equity:
    Preferred stock                                     --           --
    Common stock                                       135          135
    Additional paid-in capital                      41,058       40,893
    Accumulated earnings (deficit)                   1,151         (202)
    Unearned compensation                             (796)        (855)
                                                  --------     --------
                                                    41,548       39,971
    Less treasury stock, at cost                       (45)         (45)
                                                  --------     --------
    Total stockholders' equity                      41,503       39,926
                                                  --------     --------
    Total liabilities and stockholders' equity    $ 53,533     $ 50,273
                                                  ========     ========


   The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       1998        1997
                                                                       ----        ----
                 Revenues:
                     Software license                               $ 6,149       $ 2,474
                     Services and other                               1,629           713
                                                                    -------       -------
                     Total revenues                                   7,778         3,187
                                                                    -------       -------

                 Cost of Revenues:
                     Cost of software licenses                          185            99
                     Cost of services and other                       1,439           504
                                                                    -------       -------
                     Total cost of revenues                           1,624           603
                                                                    -------       -------

                 Gross profit                                         6,154         2,584
                                                                    -------       -------

                 Operating Expenses:
                     Research and development                         1,346           867
                     Sales and marketing                              2,396         1,027
                     General and administrative                         781           368
                                                                    -------       -------
                     Total operating expenses                         4,523         2,262
                                                                    -------       -------

                 Income from operations                               1,631           322
                 Interest income                                        534           424
                                                                    -------       -------
                 Income before income taxes                           2,165           746
                 Provision for income taxes                             812            21
                                                                    -------       -------
                 Net income                                         $ 1,353       $   725
                                                                    =======       =======
                 Net income per share:
                      Basic earnings per share                      $  0.10       $  0.06
                                                                    =======       =======
                      Diluted earnings per share                    $  0.10       $  0.05
                                                                    =======       =======
                 Weighted average number of common and common
                     equivalent shares outstanding:
                      Basic shares                                   12,929        13,086
                                                                    =======       =======
                      Diluted shares                                 13,856        13,769
                                                                    =======       =======

   The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               1998            1997
                                                               ----            ----
Cash flows from operating activities:
Net income                                                  $  1,353        $    725
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                              227             169
      Equity compensation                                         59              58
Changes in operating assets and liabilities:
      Accounts receivable                                       (919)            (95)
      Prepaid expenses and other current assets                 (328)           (195)
      Accounts payable                                           104            (300)
      Accrued expenses and other current liabilities             486             (92)
      Accrued income taxes                                      (248)             --
      Deferred revenue                                         1,341              71
                                                            --------        --------
          Net cash provided by operating activities            2,075             341
                                                            --------        --------

Cash flows used in investing activities:
      Purchases of property and equipment, net                (1,055)           (223)
                                                            --------        --------

Cash flows from financing activities:
      Proceeds from sale of common stock and option              165               1
exercises
      Offering costs of registering common stock                  --             (63)
      Proceeds from notes receivable for common stock             --              89
                                                            --------        --------
          Net cash provided by financing activities              165              27
                                                            --------        --------

Net increase in cash and cash equivalents                      1,185             145
Cash and cash equivalents, beginning of period                40,428          33,263
                                                            --------        --------
Cash and cash equivalents, end of period                    $ 41,613        $ 33,408
                                                            --------        --------


 The accompanying footnotes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for the three months ended March 31, 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1997 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997 included in the Company's Amended Form 10-K. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

2. COMPUTATION OF INCOME PER SHARE

Net income per basic common share is computed by dividing income by the weighted average number of common shares outstanding for the period which includes vested restricted common stock. Net income per diluted common shares is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of the Company's common stock options and unvested restricted common stock outstanding in the period. The calculation of per share earnings is as follows:

                                                                          1998              1997
                                                                          ----              ----
                                                                  (In thousands except per share data)

Basic:
------
Net income                                                            $     1,353       $       725
                                                                      ===========       ===========
Weighted average common shares outstanding                             12,928,786        13,086,372
                                                                       ==========        ==========
Net income per share
                                                                      $      0.10       $      0.06
                                                                      ===========       ===========

Diluted:
--------
Net income                                                            $     1,353       $       725
                                                                      ===========       ===========

Weighted average common shares outstanding                             12,928,786        13,086,372
Common stock equivalents                                                  926,881           682,747
                                                                      -----------       -----------
Total weighted average shares and equivalents outstanding               1,855,667        13,769,119
                                                                      ===========       ===========
Net income per share                                                  $      0.10       $      0.05
                                                                      ===========       ===========

3. NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months ended March 31, 1998 and 1997, the Company's net income and comprehensive income were the same.

     Effective January 1, 1998, the Company adopted Statement of Position
(SOP) 97-2, "Software Revenue Recognition" which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." SOP 97-2 did not have a material impact on the Company's revenue recognition policies for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to GeoTel Communications Corporation's (the "Company") Amended Form 10-K for the year ended December 31, 1997.

OPERATING RESULTS

    The following table presents selected unaudited financial information for the Company's quarters ended March 31, 1998 and 1997 as well as the percentage of the Company's total revenues represented by each item. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                             Three Months Ended March 31,
                                             ----------------------------
                                      1998         1997         1998         1997
                                      ----         ----         ----         ----
                                   (DOLLARS IN THOUSANDS)     (PERCENTAGE OF REVENUE)
Revenues:
  Software license ...........       $6,149       $2,474         79.1%        77.6%
  Services and other .........        1,629          713         20.9         22.4
                                     ------       ------       ------       ------
  Total revenues .............        7,778        3,187        100.0        100.0
                                     ------       ------       ------       ------
Cost of Revenues:
  Cost of software licenses ..          185           99          2.4          3.1
  Cost of services and other..        1,439          504         18.5         15.8
                                     ------       ------       ------       ------
  Total cost of revenues .....        1,624          603         20.9         18.9
                                     ------       ------       ------       ------

Gross Profit .................        6,154        2,584         79.1         81.1
                                     ------       ------       ------       ------

Operating Expenses:
  Research and development ...        1,346          867         17.3         27.2
  Sales and marketing ........        2,396        1,027         30.8         32.2
  General and administrative..          781          368         10.0         11.6
                                     ------       ------       ------       ------
  Total operating costs ......        4,523        2,262         58.1         71.0
                                     ------       ------       ------       ------
Income from operations .......        1,631          322         21.0         10.1
Interest income ..............          534          424          6.8         13.3
                                     ------       ------       ------       ------
Income before income taxes ...        2,165          746         27.8         23.4
Provision for income taxes ...          812           21         10.4          0.7
                                     ------       ------       ------       ------
Net income ...................       $1,353       $  725         17.4%        22.7%
                                     ------       ------       ------       ------

REVENUES

     Total revenues for the first quarter of 1998 increased by 144.1% to $7,778,000 from $3,187,000 for the first quarter of 1997. Software license revenue for the first quarter of 1998 increased by 148.5% to $6,149,000 from $2,474,000 for the first quarter of 1997. The Company believes that the increase in software license revenue is attributable to several factors including revenue recognized under an international software licensing agreement with Digital Equipment Co., Ltd. (the "DEC Agreement"); continued market acceptance of the Company's products indicated by an increase in unit sales; an increase in the size of the Company's direct sales force; expansion of the sales channels through the addition of selected resellers and international partners and the increase in the Company's customer base. The DEC Agreement provides, among other things, for the resale of a specified number of software licenses and one year maintenance support valued at approximately $7,800,000. In the first quarter of 1998, under the DEC Agreement, the Company recognized approximately $1,266,000 in software license revenue and $162,500 in services and other revenue compared to no software license revenue and $150,000 in services and other revenue for the first quarter of 1997. The Company has recognized $4,374,000 in software license revenue and $688,000 in services and other revenue under the DEC Agreement on a cumulative basis through March 31, 1998. Management anticipates recognizing the remaining revenue under the DEC Agreement over the next several quarters.

     Services and other revenue for the first quarter of 1998 increased by 128.5% to $1,629,000 from $713,000 for the first quarter 1997. In the first quarter of 1998, maintenance revenue, installation services revenue and consulting and other revenue represented 51.7%, 40.0% and 8.3%, respectively, of services and other revenue. In the first quarter of 1997, maintenance revenue, installation services revenue and consulting and other revenue represented 36.5%, 35.1% and 28.4%, respectively, of services and other revenue. Services and other revenue decreased to 20.9% of total revenues in the first quarter of 1998 from 22.4% of total revenues in the first quarter of 1997 due to a lower percentage of revenue from customized development work in the first quarter of 1998 compared to the first quarter of 1997. Services and other revenue increased in dollars in the first quarter of 1998 primarily due to the increase in the Company's customer base. The Company anticipates that maintenance revenue will continue to increase in dollars and as a percentage of total revenues as the Company's customer base increases. Installation services revenue will vary based upon software license revenue. Consulting and other revenue for the first quarter 1997 consisted primarily of custom development work for one of the Company's strategic partners. Revenue and expenses related to custom development work are recognized upon the customer acceptance of such work. Consulting and other revenue are non-recurring in nature and will fluctuate in dollars and as a percentage of total revenues from quarter to quarter. The Company performs consulting work primarily in situations where such work will result in additional software license revenue.

     International revenues for the first quarter of 1998 increased 308.9% to $2,249,000 from $550,000 for the first quarter of 1997 and increased as a percentage of total revenues to 28.9% from 17.3%. The international revenue in 1998 and 1997 were derived from three and two customers, respectively. The Company believes that it will continue to derive a significant portion of its revenues from international sales and that international revenue will comprise a larger percentage of total revenue in future years. To date, the Company's international sales have been denominated in U.S. currency.

     A significant portion of the Company's total revenues to date has been derived from a limited number of customers. Revenues attributable to the five largest customers in each quarter accounted for approximately 60.3% and 71.7% of the Company's total revenues for the quarters ended March 31, 1998 and 1997, respectively. No customer accounted for more than ten percent of the Company's total revenues in either of these periods. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods.

COST OF REVENUES

     Cost of software licenses. Cost of software licenses consists principally of product warranty, development costs associated with the DEC Agreement and the costs of interface cards. Cost of software licenses for the first quarter of 1998 increased by 86.9% to $185,000 from $99,000 for the first quarter of 1997. Cost of software licenses as a percentage of software license revenue were 3.0% and 4.0% for the first quarters of 1998 and 1997, respectively. The Company believes that in future periods, the percentage of cost of software licenses will range from 3% to 5% of software license revenue but be subject to increase dependent upon the size of any development related contracts.

     Cost of services. Cost of services and other revenue consists principally of the costs incurred to provide installation, consulting, maintenance and training services. The expenses incurred to provide these services are comprised primarily of personnel costs (salaries, fringe benefits and recruiting fees), travel and facility costs. Cost of services for the first quarter of 1998 increased by 185.5% to $1,439,000 from $504,000 for the first quarter of 1997. Cost of services as a percentage of services and other revenue were 88.3% and 70.7% for the first quarters of 1998 and 1997, respectively. The increase was a result of increased personnel and travel costs. These costs increased as a result of an increase in the number of customers under maintenance contracts. The Company believes that in future periods, cost of services and other revenue as a percentage of services and other revenue will fluctuate significantly based upon the mix of the services provided. The Company plans on continuing to invest in its infrastructure both domestically and internationally and as a result, the Company anticipates that the cost of services and other revenue will increase in dollars and as a percentage of services and other revenues. The Company believes that in future periods, cost of services and other revenue will range from 80% to 90% of services and other revenues.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist principally of personnel and facility costs. Research and development expenses for the first quarter of 1998 increased by 55.2% to $1,346,000 from $867,000 for the first quarter of 1997. Research and development expenses as a percentage of total revenues were 17.3% and 27.2% for the first quarters of 1998 and 1997, respectively. The decrease as a percentage of total revenue for the periods was primarily the result of the Company's significant revenue growth. The increase in absolute dollars for the periods was the result of increases in personnel and related facility costs. The major product development efforts in the first quarter of 1998 related to the development of interfaces for international carriers, network voice response unit capabilities, computer telephony integration for the desktop and enhancements to the Company's existing products. The Company released a new version of its products during the first quarter of 1998. The Company plans to continue to introduce enhancements to its existing products and new products that can be sold to existing and new customers. The Company is also working on several projects that will be designed to enhance its products for use with the Internet and Intranets. The Company anticipates that research and development expenses will continue to increase in absolute dollars and range from 17% to 20% of total revenues in the foreseeable future.

     Sales and Marketing. Sales and marketing expenses consist principally of personnel costs, commissions, travel, trade shows, promotional expenses and facility costs. Sales and marketing expenses for the first quarter of 1998 increased by 133.3% to $2,396,000 from $1,027,000 for the first quarter of 1997. Sales and marketing expenses as a percentage of total revenues were 30.8% and 32.2% for the first quarters of 1998 and 1997, respectively. The increase in absolute dollars was primarily comprised of increases in personnel, travel, facility and commission costs. The increase in personnel costs was the result of adding sales personnel to the direct sales force. Direct sales personnel headcount increased to twenty-seven at the end of the first quarter of 1998 from eleven at the end of the first quarter of 1997. The commission expense increase was attributable to higher sales. The Company anticipates that sales and marketing expenses will increase in absolute dollars but not vary significantly as a percentage of total revenues in the foreseeable future as the Company continues its international expansion and increases its reseller channel. The Company anticipates that sales and marketing expenses will range from 30% to 33% in the foreseeable future.

     General and Administrative. General and administrative expenses consist principally of personnel costs for administrative, finance, information systems, human resources and general management personnel, as well as legal expenses and facility costs. General and administrative expenses for the first quarter of 1998 increased by 112.2% to $781,000 from $368,000 for the first quarter of 1997. General and administrative expenses as a percentage of total revenues were 10.0% and 11.6% for the first quarters of 1998 and 1997, respectively. General and administrative expenses have increased in absolute dollars due to an increase in personnel, travel and legal costs. These costs have increased due to an increase in employees, growth of the business and the incremental costs of operating as a public company. The Company anticipates that general and administrative expenses will increase in absolute dollars but level off as a percentage of revenues ranging from 10% to 12% in the foreseeable future.

INTEREST INCOME, NET

     Interest income, net, of $534,000 and $424,000 for the first quarters of 1998 and 1997, respectively, resulted from investments of the Company's cash balances.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate for the three months ended March 31, 1998 was approximately 37.5% compared to approximately 2.8% for the three months ended March 31, 1997. In the first quarter of 1997, the effective tax rate was significantly lower than the statutory rate due to the utilization of net operating losses, capitalized start-up costs including research and development cost carryforwards. The Company elected to capitalize start-up costs and research and development costs for income tax purposes and amortize them over five and ten years, respectively, for the period prior to recording product revenue in 1995. A valuation allowance was recorded until the fourth quarter of 1997 to offset the entire net deferred tax assets as a result of the uncertainties regarding the realization of these assets due to the Company's limited history of operating profits. In the fourth quarter of 1997, the Company determined that it is more likely than not that these tax assets will be realized and, accordingly, eliminated the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's cash and cash equivalents, accounts receivable and working capital increased to $41,613,000, $4,604,000 and $36,926,000, respectively, compared to $40,428,000, $3,685,000 and $36,177,000, respectively, at December 31, 1997.

     The Company generated cash in the amount of $2,075,000 from operations in the first quarter of 1998 compared to $341,000 in the first quarter of 1997. The improvement in cash flow from operations is primarily the result of an increase in advance customer payments and more profitable operations as a result of higher revenues.

     The Company used cash in investing activities of $1,055,000 and $223,000 in the first quarters of 1998 and 1997, respectively. Capital expenditures increased due to an increase in leasehold improvements for expanded office space and due to the growth in personnel. The Company invested in leasehold improvements due to the expansion of its corporate office from approximately 31,800 square feet to 67,000 square feet. The Company generated cash in financing activities of $165,000 and $27,000 in the first quarters of 1998 and 1997, respectively. Financing activities consisted primarily of sales of equity securities.

     As of March 31, 1998, the Company had no material commitments for capital expenditures.

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

     The Company's future results are subject to substantial risks and uncertainties. The Company has experienced substantial revenue growth since the ICR product introduction and first achieved profitability in the first quarter of 1996. However, due to the Company's limited operating history there can be no assurance that such revenue growth and profitability will continue in the future on a quarterly or annual basis. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force, indirect distribution channels and international sales and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase. The Company currently expects to derive substantially all of its revenues from licenses of the ICR and Network ICR products and related services and that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. Although demand for the ICR and Network ICR has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in these environments.

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

     The Company's quarterly operating results may vary significantly in the future depending on factors such as increased competition from the interexchange carriers, Automatic Call Distribution switching system vendors and other companies, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, order cancellations by customers, changes in operating expenses, changes in Company strategy, personnel changes, the Company's ability to manage growth, if any, including the continued improvement in its financial and management controls and growth of its employee work force and general economic factors. The Company's expense levels are based, in part, on its expectations of future revenues and to a large extent are fixed in the short-term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Additional information on the factors that could affect the Company's financial results is included in the Company's 1997 Amended Form 10-K which has been filed with the Securities and Exchange Commission.

     International sales accounted for approximately 28.9% and 17.3% of the Company's revenues for the three months ended March 31, 1998 and 1997, respectively. As part of its business strategy, the Company is seeking opportunities to expand its products into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors, some of whom may have established strong relationships with carriers. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to integrate its products with local proprietary networks in foreign countries. There can be no assurance that the Company will be successful in integrating its products with these proprietary networks or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 20, 1996, the Company's Registration Statement of Form S-1 (File No. 333-13263) became effective. The net proceeds from the offering were approximately $26,704,000. To date, the Company has utilized approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. The Company has not used any of the remaining proceeds from the effective date (November 20, 1996) through March 31, 1998. No payments were made to directors, officers (except in their capacity as employees of the Company) or to persons owning ten percent or more of any class of equity securities of the Company, or to the affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    Exhibit 27.1 Financial Data Schedule.

(b) Report on Form 8-K.

    The Company did not file a Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GEOTEL COMMUNICATIONS CORPORATION

                          (Registrant)

May 13, 1998               /s/ Timothy J. Allen
                          --------------------------------------------------
                          Timothy J. Allen
                          Vice President of Finance, Chief Financial Officer, Treasurer and Secretary
                          (Principal Financial and Chief Accounting Officer)