Form 10-Q
period 1998-06-30
GEOTEL COMMUNICATIONS CORP
filed 1998-08-11
CIK 1023905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NUMBER 0-21761

                        GEOTEL COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 04-3194255
     (State or Other Jurisdiction of            (IRS Employer Identification
     Incorporation or Organization)                        Number)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                CLASS                      OUTSTANDING AT AUGUST 7, 1998
    -----------------------------          ------------------------------
    Common Stock, $0.01 par value                13,344,489 Shares
    =============================          ==============================

                        GEOTEL COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q

                                                                    PAGE NO.
                                                                    --------

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements:

           Consolidated Balance Sheets as of June 30, 1998                3
           and December 31, 1997

           Consolidated Statements of Income for the                      4
           three and six months ended June 30, 1998 and 1997

           Consolidated Statements of Cash Flows for the                  5
           three and six months ended June 30, 1998 and 1997

           Notes to Consolidated Financial Statements                     6

Item 2     Management's Discussion and Analysis of                   7 - 12
           Financial Condition and Results of  Operations

PART II    OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds                     13

Item 4     Submission of Matters to a Vote of Security Holders           13

Item 5     Other Information                                             13

Item 6     Exhibits and Reports on Form 8-K                              13

           Signature                                                     14
           Exhibit 10.1 Amended and Restated 1996 Employee
           Stock Purchase Plan                                      15 - 23
           Exhibit 10.2 1998 Non-Executive Employee Stock
           Option Plan                                              24 - 30
           Exhibit 27.1 Financial Data Schedule                          31

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GEOTEL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     JUNE 30,       DECEMBER 31,
                                                       1998             1997
                                                     --------       ------------

ASSETS
------

Current assets:
Cash and cash equivalents                             $45,444         $40,428
Accounts receivable, net                                5,568           3,685
Prepaid expenses and other current assets               1,683           1,648
Deferred income taxes                                     763             763
                                                      -------         -------
Total current assets                                   53,458          46,524
                                                      -------         -------

Property and equipment, net                             3,620           2,322
Deferred income taxes                                   1,427           1,427
                                                      -------         -------
Total assets                                          $58,505         $50,273
                                                      =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable                                      $   634         $   708
Accrued expenses                                        1,592             967
Accrued compensation and related accruals               1,900           1,311
Accrued income taxes                                      432             951
Deferred revenue                                        9,267           6,410
                                                      -------         -------
Total current liabilities                              13,825          10,347
                                                      -------         -------

Stockholders' equity:
Preferred stock                                            --              --
Common stock                                              136             135
Additional paid-in capital                             42,422          40,893
Accumulated earnings (deficit)                          2,905            (202)
Unearned compensation                                    (737)           (855)
                                                      -------         -------
                                                       44,726          39,971
Less treasury stock, at cost                              (46)            (45)
                                                      -------         -------
Total stockholders' equity                             44,680          39,926
                                                      -------         -------
Total liabilities and stockholders' equity            $58,505         $50,273
                                                      =======         =======


  The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                   ---------------------       ---------------------
                                                     1998          1997          1998          1997
                                                   -------       -------       -------       -------

Revenues:
   Software license                                $ 7,618       $ 3,072       $13,767       $ 5,546
   Services and other                                2,441           936         4,070         1,649
                                                   -------       -------       -------       -------
   Total revenues                                   10,059         4,008        17,837         7,195
                                                   -------       -------       -------       -------
Cost of Revenues:
   Cost of software licenses                           410            78           595           177
   Cost of services and other                        1,682           625         3,121         1,129
                                                   -------       -------       -------       -------
   Total cost of revenues                            2,092           703         3,716         1,306
                                                   -------       -------       -------       -------
Gross profit                                         7,967         3,305        14,121         5,889
                                                   -------       -------       -------       -------

Operating Expenses:
   Research and development                          1,653           937         2,999         1,804
   Sales and marketing                               3,162         1,303         5,558         2,330
   General and administrative                          917           467         1,698           835
                                                   -------       -------       -------       -------
   Total operating expenses                          5,732         2,707        10,255         4,969
                                                   -------       -------       -------       -------

Income from operations                               2,235           598         3,866           920
Interest income                                        571           483         1,105           907
                                                   -------       -------       -------       -------
Income before income taxes                           2,806         1,081         4,971         1,827

Provision for income taxes                           1,052           100         1,864           121
                                                   -------       -------       -------       -------
Net income                                         $ 1,754       $   981       $ 3,107       $ 1,706
                                                   =======       =======       =======       =======

Net income per share:
   Basic earnings per share                        $  0.13       $  0.08       $  0.24       $  0.13
                                                   =======       =======       =======       =======
   Diluted earnings per share                      $  0.12       $  0.07       $  0.22       $  0.12
                                                   =======       =======       =======       =======

Weighted average number of common and common
   equivalent shares outstanding:
   Basic shares                                     13,017        12,700        12,973        12,665
                                                   =======       =======       =======       =======
   Diluted shares                                   14,142        13,767        13,999        13,768
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

                        GEOTEL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   ----------------------
                                                                     1998           1997
                                                                   -------        -------

Cash flows from operating activities:
Net income                                                         $ 3,107        $ 1,706
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                     496            348
     Equity compensation                                               118            220
     Tax benefit from employees' exercise of stock options             750              -
Changes in operating assets and liabilities:
     Accounts receivable                                            (1,883)          (307)
     Prepaid expenses and other current assets                         (35)          (432)
     Accounts payable                                                  (74)           (81)
     Accrued expenses and other current liabilities                  1,214            286
     Accrued income taxes                                             (519)             -
     Deferred revenue                                                2,857          2,920
                                                                   -------        -------
         Net cash provided by operating activities                   6,031          4,660
                                                                   -------        -------

Cash flows used in investing activities:
     Purchases of property and equipment                            (1,794)        (1,245)
                                                                   -------        -------

Cash flows from financing activities:
     Proceeds from sale of common stock and option exercises           780            154
     Offering costs of registering common stock                          -            (63)
     Proceeds from notes receivable for common stock                     -            103
     Acquisition of treasury stock                                      (1)            (2)
                                                                   -------        -------
         Net cash provided by financing activities                     779            192
                                                                   -------        -------

Net increase in cash and cash equivalents                            5,016          3,607
Cash and cash equivalents, beginning of period                      40,428         33,263
                                                                   -------        -------
Cash and cash equivalents, end of period                           $45,444        $36,870
                                                                   =======        =======


 The accompanying footnotes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for the three and six month periods ended June 30, 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1997 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997 included in the Company's Amended Form 10-K. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

     GeoTel Communications Corporation ("GeoTel" or the "Company") is a provider of customer-interaction software solutions for call center applications focused on enhanced voice and data routing technology that enables customer-oriented companies to deliver responsive and cost-effective customer service. The Company's software solutions are aimed at decentralized or service-oriented corporations that use call centers, voice response units, the Internet and other answering resources to interact with their customers. Principal operations of the Company commenced during 1995. The Company currently derives substantially all of its revenues from licenses of the Intelligent CallRouter ("ICR") and Network ICR products and related services. The Company primarily markets its products in the United States through a direct sales force which is complemented by strategic sales channels, selected resellers and international partners.

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

2. COMPUTATION OF INCOME PER SHARE

     Net income per basic common share is computed by dividing income by the weighted average number of common shares outstanding for the period which includes vested restricted common stock. Net income per diluted common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of the Company's common stock options and unvested restricted common stock outstanding in the period. The calculation of per share earnings is as follows:

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,
                                                             -----------------------------       -----------------------------
                                                                 1998              1997              1998             1997
                                                             -----------       -----------       -----------       -----------
                                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)

Basic:
------
Net income                                                   $     1,754       $       981       $     3,107       $     1,706
                                                             ===========       ===========       ===========       ===========
Weighted average common shares outstanding                    13,016,761        12,699,949        12,972,774        12,665,481
                                                             ===========       ===========       ===========       ===========
Net income per share                                         $      0.13       $      0.08       $      0.24       $      0.13
                                                             ===========       ===========       ===========       ===========

Diluted:
--------
Net income                                                   $     1,754       $       981       $     3,107       $     1,706
                                                             ===========       ===========       ===========       ===========
Weighted average common shares outstanding                    13,016,761        12,699,949        12,972,774        12,665,481
Common stock equivalents                                       1,124,774         1,066,839         1,025,828         1,102,472
                                                             -----------       -----------       -----------       -----------
Total weighted average shares and equivalents outstanding     14,141,535        13,766,788        13,998,602        13,767,953
                                                             ===========       ===========       ===========       ===========
Net income per share                                         $      0.12       $      0.07       $      0.22       $      0.12
                                                             ===========       ===========       ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Amended Form 10-K for the year ended December 31, 1997.

OPERATING RESULTS

     The following table presents selected unaudited financial information as the percentage of the Company's total revenues represented by each item, for the Company's quarters and six-month periods ended June 30, 1998 and 1997. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                      QUARTER ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                      ----------------------            -------------------------
                                                       1998             1997             1998                1997
                                                      -----            -----            -----               -----
Revenues:
     Software license ..........................       75.7%            76.6%            77.2%               77.1%
     Services and other ........................       24.3             23.4             22.8                22.9
                                                      -----            -----            -----               -----
     Total revenues ............................      100.0            100.0            100.0               100.0
                                                      -----            -----            -----               -----

Cost of Revenues:
     Cost of software licenses .................        4.1              1.9              3.3                 2.5
     Cost of services and other ................       16.7             15.6             17.5                15.7
                                                      -----            -----            -----               -----
     Total cost of revenues ....................       20.8             17.5             20.8                18.2
                                                      -----            -----            -----               -----

Gross Profit ...................................       79.2             82.5             79.2                81.8
                                                      -----            -----            -----               -----

Operating Expenses:

     Research and development ..................       16.5             23.4             16.8                25.0
     Sales and marketing .......................       31.4             32.5             31.2                32.4
     General and administrative ................        9.1             11.7              9.5                11.6
                                                      -----            -----            -----               -----
     Total operating costs .....................       57.0             67.6             57.5                69.0
                                                      -----            -----            -----               -----

Income from operations .........................       22.2%            14.9%            21.7%               12.8%
                                                      =====            =====            =====               =====

REVENUES

     Total revenues for the second quarter of 1998 increased by 151.0% to $10,059,000 from $4,008,000 for the second quarter of 1997. Software license revenue during the second quarter of 1998 increased by 148.0% to $7,618,000 from $3,072,000 for the second quarter of 1997. Total revenues for the six months ended June 30, 1998 increased by 147.9% to $17,837,000 from $7,195,000 for the six months ended June 30, 1997. Software license revenue during these six-month periods increased 148.2% to $13,767,000 from $5,546,000. The Company believes that the increase in software license revenue is attributable to several factors including revenue recognized under an international software licensing agreement with Digital Equipment Co., Ltd. (the "DEC Agreement"); continued market acceptance of the Company's products indicated by an increase in unit sales; an increase in the size of the Company's direct sales force; expansion of the sales channels through the addition of selected resellers and international partners, and an increase in the Company's customer base. The DEC Agreement provides, among other things, for the resale of a specified number of software licenses and one year maintenance support valued at approximately $7,800,000. In the second quarter of 1998, under the DEC Agreement, the Company recognized approximately $1,266,000 in software license revenue and $162,500 in services and other revenue compared to no software license revenue and $75,000 in services and other revenue for the second quarter of 1997. The Company has recognized $5,640,000 in software revenue and $851,000 in services and other revenue under the DEC Agreement on a cumulative basis through June 30, 1998. Management anticipates recognizing the remaining revenue under the DEC Agreement in the next quarter.

     Services and other revenue for the second quarter of 1998 increased by 160.8% to $2,441,000 from $936,000 for the second quarter of 1997. In the second quarter of 1998, maintenance revenue, installation services revenue, and professional services and other revenue represented 41.6%, 24.6% and 33.8%, respectively, of services and other revenue. In the second quarter of 1997, maintenance revenue, installation services revenue and professional services and other revenue represented 69.8%, 29.3%, and .9%, respectively, of services and other revenue. Services and other revenue for the six months ended June 30, 1998 increased by 146.8% to $4,070,000 from $1,649,000 for the six months ended June 30, 1997. Maintenance revenue, installation services revenue and professional services and other revenue represented 45.7%, 30.7% and 23.6%, respectively, of services and other revenue for the six months ended June 30, 1998. Services and other revenue decreased slightly to 22.8% of total revenues in the six months ended June 30, 1998 from 22.9% of total revenues in the six months ended June 30, 1997. Services and other revenue increased in dollars in the three and six-month periods ended June 30, 1998, as a result of the increase in the Company's customer base. The Company anticipates that maintenance revenue will increase as a percentage of total revenues as the Company's customer base increases. Installation services revenue will vary based upon software license revenue. Professional services and other revenue are non-recurring in nature and will fluctuate in dollars and as a percentage of total revenues from quarter to quarter. The Company performs professional services primarily in situations where such work will result in additional software license revenue.

     International revenues for the second quarter of 1998 increased 162.1% to $2,687,000 from $1,025,000 for the second quarter of 1997 and increased as a percentage of total revenues to 26.7% from 25.6%. International revenues for the six months ended June 30, 1998 increased 213.4% to $4,936,000 from $1,575,000 for the six months ended June 30, 1997. International revenues in 1998 and 1997 was derived from three and two customers, respectively. The Company believes that it will continue to derive a significant portion of its total revenues from international sales and that international revenues will comprise a larger percentage of total revenues in future years. To date, the Company's international revenues have been denominated in U.S. currency.

     A significant portion of the Company's total revenues to date has been derived from a limited number of customers. Revenues attributable to the five largest customers accounted for approximately 73.7% and 77.9% of the Company's total revenues for the quarters ended June 30, 1998 and 1997, respectively. Revenues attributable to the five largest customers for the six months ended June 30, 1998 and 1997 were 59.6% and 63.6%, respectively. For the quarters ended June 30, 1998 and 1997, three and two customers represented more than ten percent of the Company's total revenue, respectively. For the six months ended June 30, 1998 and 1997, four and two customers represented more than ten percent of the Company's total revenue, respectively. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods.

COST OF REVENUES

     Cost of software licenses. Cost of software licenses consists principally of development costs associated with the DEC Agreement and the costs of interface cards. Cost of software licenses for the second quarter of 1998 increased by 425.6% to $410,000 from $78,000 for the second quarter of 1997. Cost of software licenses as a percentage of software license revenue were 5.4% and 2.5% for the second quarters of 1998 and 1997, respectively. Cost of software licenses for the six months ended June 30, 1998 increased by 236.2% to $595,000 from $177,000 for the six months ended June 30, 1997. Cost of software licenses as a percentage of software license revenue were 4.3% and 3.2% for the six-month periods ended June 30, 1998 and 1997, respectively. The increases in dollars and as a percentage of software license revenues in 1998 were due to an increase in development costs associated with development revenues. The Company believes that in future periods, the percentage of cost of software licenses will range from 3% to 5% of software license revenue but may increase depending upon the size of any development related contracts.

     Cost of services and other. Cost of services and other revenue consists principally of the costs incurred to provide installation, professional services, maintenance and training services. The expenses incurred to provide these services are comprised primarily of personnel (salaries, fringe benefits and recruiting fees), travel and facility costs. Cost of services and other revenue for the second quarter of 1998 increased by 169.1% to $1,682,000 from $625,000 for the second quarter of 1997. Cost of services and other revenue as a percentage of services and other revenue were 68.9% and 66.8% for the second quarters of 1998 and 1997, respectively. Cost of services and other revenue for the six months ended June 30, 1998 increased by 176.4% to $3,121,000 from $1,129,000 for the six months ended June 30, 1997. Cost of services and other revenue as a percentage of services and other revenue were 76.7% and 68.5% for the six months ended June 30, 1998 and 1997, respectively. The increases in dollars and as a percentage of services and other revenue for the quarter and six-month period ended June 30, 1998 as compared to the corresponding periods ended June 30, 1997 were primarily due to an increase in personnel and travel costs. These costs increased as a result of the increase in the number of customers under maintenance contracts. The Company believes that in future periods, cost of services and other revenue as a percentage of services and other revenue will fluctuate significantly based upon the mix of the services provided. The Company plans to continue to invest in its infrastructure both domestically and internationally and as a result, the Company anticipates that the cost of services and other revenue will increase in dollars and as a percentage of services and other revenue. The Company believes that in future periods, cost of services and other revenue will range from 75% to 85% of services and other revenue.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist principally of personnel and facility costs. Research and development expenses for the second quarter of 1998 increased by 76.4% to $1,653,000 from $937,000 for the second quarter of 1997. Research and development expenses as a percentage of total revenue were 16.5% and 23.4% for the second quarters of 1998 and 1997, respectively. Research and development expenses for the six months ended June 30, 1998 increased by 66.2% to $2,999,000 from $1,804,000 for the six months ended June 30, 1997. Research and development expenses as a percentage of total revenue were 16.8% and 25.0% for the six-month periods ended June 30, 1998 and 1997, respectively. The decrease as a percentage of total revenue for the quarter and six-month period ended June 30, 1998 as compared to the corresponding periods ended June 30, 1997 was primarily the result of the Company's significant revenue growth. The increase in absolute dollars for the quarter and six-month period ended June 30, 1998 as compared to the corresponding periods ended June 30, 1997 was the result of increases in personnel and related facility costs. The major product development efforts in the second quarter of 1998 related to the development of interfaces for international carriers, computer telephony integration for the desktop and enhancements to the Company's existing products. The Company plans to continue to introduce enhancements to its existing products and new products that can be sold to existing and new customers. The Company is also working on several projects that will be designed to enhance its products for use with the Internet and Intranets. The Company anticipates that research and development expenses will continue to increase in absolute dollars and range from 17% to 20% of total revenue in the foreseeable future.

     Sales and Marketing. Sales and marketing expenses consist principally of personnel (salaries, commissions and fringe benefits), travel, trade shows, promotional expenses and facility costs. Sales and marketing expenses for the second quarter of 1998 increased by 142.7% to $3,162,000 from $1,303,000 for the second quarter of 1997. Sales and marketing expenses as a percentage of total revenues were 31.4% and 32.5% for the second quarters of 1998 and 1997, respectively. Sales and marketing expenses for the six months ended June 30, 1998 increased by 138.5% to $5,558,000 from $2,330,000 for the six months ended June 30, 1997. Sales and marketing expenses as a percentage of total revenues were 31.2% and 32.4% for the six months ended June 30, 1998 and 1997, respectively. The increase in absolute dollars in 1998 was primarily comprised of increases in personnel, travel, facility and commission costs. The increase in personnel costs was the result of adding sales personnel to the direct sales force. Direct sales personnel headcount increased to thirty at the end of the second quarter of 1998 from twelve at the end of the second quarter of 1997. The commission expense increase was attributable to higher sales. The Company anticipates that sales and marketing expenses will increase in absolute dollars but not vary significantly as a percentage of total revenue in the foreseeable future as the Company continues its international expansion and increases its reseller channel. The Company anticipates that sales and marketing expenses will range from 30% to 35% in the foreseeable future.

     General and Administrative. General and administrative expenses consist principally of personnel costs for administrative, finance, information systems, human resources and general management personnel, as well as legal expenses and facility costs. General and administrative expenses for the second quarter of 1998 increased by 96.4% to $917,000 from $467,000 for the second quarter of 1997. General and administrative expenses as a percentage of total revenues were 9.1% and 11.7% for the second quarters of 1998 and 1997, respectively. General and administrative expenses for the six months ended June 30, 1998 increased by 103.4% to $1,698,000 from $835,000 for the six months ended June 30, 1997.
General and administrative expenses as a percentage of total revenue were 9.5% and 11.6% for the six months ended June 30, 1998 and 1997, respectively. General and administrative expenses have increased in absolute dollars for the quarter and six-month period ended June 30, 1998 as compared to the corresponding periods ended June 30, 1997 due to an increase in personnel, travel, information technology and legal costs. These costs have increased due to an increase in employees and the growth of the business. The Company anticipates that general and administrative expenses will increase in absolute dollars but level off as a percentage of total revenues ranging from 9% to 12% in the foreseeable future.

INTEREST INCOME

     Interest income of $571,000 and $483,000 for the second quarters of 1998 and 1997, respectively, resulted from investments of the Company's cash balances. Interest income was $1,105,000 and $907,000 for the six-month periods ended June 30, 1998 and 1997, respectively.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate for the second quarter and six months ended June 30, 1998 was approximately 37.5% compared to approximately 9.3% and 6.6% for the second quarter and six months ended June 30, 1997, respectively. In the second quarter of 1997, the effective tax rate was significantly lower than the statutory rate due to the utilization of net operating losses. A valuation allowance was recorded until the fourth quarter of 1997 to offset the entire net deferred tax assets as a result of the uncertainties regarding the realization of these assets due to the Company's limited history of operating profits.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company's cash and cash equivalents, accounts receivable and working capital increased to $45,444,000, $5,568,000 and $39,633,000, respectively, compared to $40,428,000, $3,685,000 and $36,177,000, respectively, at December 31, 1997.

     The Company generated cash in the amount of $6,031,000 from operations in the six months ended June 30, 1998 compared to $4,660,000 in the corresponding period of 1997. The improvement in cash flow from operations is primarily the result of an increase in advance customer payments and more profitable operations as a result of higher revenues.

     The Company used cash in investing activities of $1,794,000 and $1,245,000 in the six months ended June 30, 1998 and 1997, respectively. Capital expenditures increased due to an increase in leasehold improvements for expanded office space and due to the growth in personnel. The Company invested in leasehold improvements due to the expansion of its corporate office from approximately 31,800 square feet in 1997 to 67,000 square feet in 1998. The Company generated cash in financing activities of $779,000 and $192,000 in the six months ended June 30, 1998 and 1997, respectively. Financing activities consisted primarily of sales of equity securities.

     As of June 30, 1998, the Company had no material commitments for capital expenditures.

     The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next twelve months.

IMPACT ON THE YEAR 2000 ISSUE

     The Company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. The Company has designed its products to, and has commenced efforts to ensure that the computer systems and applications upon which it relies for internal operations will, function properly beyond 1999. Based on an assessment of its products to date, the Company believes that its products are compatible with Year 2000 functionality. While the Company's Year 2000 compliance evaluation is not yet complete, the Company does not at this time foresee a material impact on its business or operating results from the Year 2000 problem. There can be no assurance, however, that further assessment of the Company's products and internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and such efforts may be costly and may divert the Company's resources from other product development or infrastructure improvement programs. The foregoing could result in the loss of or delay in market acceptance of the Company's products and services, increased service and warranty costs to the Company or payment by the Company of compensatory or other damages. Further, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis. The Company's business, operating results and financial condition could be materially adversely affected by the failure of the Company's products and its internal systems and applications to properly operate or manage data beyond 1999. Costs incurred in the compliance effort will be expensed as incurred. Currently, the Company has not developed a contingency plan should its products or internal systems fail to operate after the Year 2000 but plans to develop such a contingency plan in the future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning services and other revenue, anticipated revenue under the DEC Agreement, anticipated international revenues, anticipated cost of revenues levels, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. The Company has experienced substantial revenue growth since the ICR product introduction and first achieved profitability in the first quarter of 1996. However, due to the Company's limited operating history there can be no assurance that such revenue growth and profitability will continue in the future on a quarterly or annual basis. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force, indirect distribution channels and international sales and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase. The Company currently expects to derive substantially all of its revenues from licenses of the ICR and Network ICR products and related services and to continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. Although demand for the ICR and Network ICR has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in these environments.

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

     The Company's quarterly operating results may vary significantly in the future depending on factors such as increased competition from the interexchange carriers, Automatic Call Distribution switching system vendors and other companies, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, order cancellations by customers, changes in operating expenses, changes in Company strategy, personnel changes, the Company's ability to manage growth, if any, including the continued improvement in its financial and management controls and growth of its employee work force and general economic factors. The Company's expense levels are based, in part, on its expectations of future revenues and to a large extent are fixed in the short-term. If revenue levels are below expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. Net income may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies with its revenues. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Additional information on the factors that could affect the Company's financial results is included in the Company's 1997 Amended Form 10-K, which has been filed with the Securities and Exchange Commission.

     International sales accounted for approximately 27.7% and 21.9% of the Company's revenues for the six months ended June 30, 1998 and 1997, respectively. As part of its business strategy, the Company is seeking opportunities to expand its products into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors, some of whom may have established strong relationships with carriers. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to integrate its products with local proprietary networks in foreign countries. There can be no assurance that the Company will be successful in integrating its products with these proprietary networks or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. Additionally, there can be no assurance that the Company will be successful in integrating its product in international markets and such revenues are subject to a number of risks including compliance with regulatory requirements, export restrictions and controls, international trade barriers, protection of intellectual property rights, management of international operations, collection of receivables, political instability, currency exchange rate fluctuation and potentially adverse tax consequences. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition.

PART II.   OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 20, 1996, the Company's Registration Statement of Form S-1 (File No. 333-13263) became effective. The net proceeds from the offering were approximately $26,704,000. To date, the Company has utilized approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. The Company has not used any of the remaining proceeds from the effective date (November 20, 1996) through June 30, 1998. No payments were made to directors, officers (except in their capacity as employees of the Company) or to persons owning ten percent or more of any class of equity securities of the Company, or to the affiliates of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 28, 1998, the following proposals were adopted by the vote specified below:

                                                             FOR            AGAINST         ABSTAIN         WITHHOLD
                                                         ----------         -------         -------         --------
     1. To elect two directors to serve for a three
        year term

        Alexander V. d'Arbeloff                          11,856,523         79,500
        Gardner C. Hendrie                               11,855,323         80,700
     2. To ratify the selection by the Board of
        Directors of Coopers & Lybrand L.L.P. as
        independent public accountants for the
        Company for 1998                                 11,921,547          8,673           5,803

The other directors whose terms of office continued after the Annual Meeting of Stockholders are Louis J. Volpe, Gary Bowen, W. Michael Humphreys and John C. Thibault.

ITEM 5. OTHER INFORMATION.

The Company's by-laws establish an advance notice procedure with regard to certain matters, including stockholder proposals not included in the Company's proxy statement to be brought before an annual meeting of stockholders. Proposals of stockholders intended for inclusion in the Proxy Statement to be furnished to all stockholders must be received at the Company's principal executive offices not later than December 23, 1998. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next Annual Meeting of stockholders of the Company is February 21, 1999, and such notice must contain specified information concerning the matters to be brought before such meeting, the stockholder proposing such matters and a representation that the stockholder is entitled to vote and intends to appear at the annual meeting of stockholders. All notices of proposals by stockholders should be sent to the attention of: Timothy J. Allen at GeoTel Communications Corporation, 900 Chelmsford St., Lowell, Ma 01851

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     Exhibit 10.1  Amended and Restated 1996 Employee Stock Purchase Plan
     Exhibit 10.2  1998 Non-Executive Employee Stock Option Plan
     Exhibit 27.1  Financial Data Schedule

(b)  Reports on Form 8-K.

     The Company did not file a Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GEOTEL COMMUNICATIONS CORPORATION

                             (Registrant)
August 11, 1998              /s/ Timothy J. Allen
                             ---------------------------------------------------
                             Timothy J. Allen
                             Vice President of Finance, Chief Financial Officer,
                             Treasurer and Secretary
                             (Principal Financial and Chief Accounting Officer)