Form 10-Q
period 1998-09-30
GEOTEL COMMUNICATIONS CORP
filed 1998-11-10
CIK 1023905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-21761


                        GEOTEL COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           DELAWARE                                            04-3194255
(State or Other Jurisdiction of Incorporation or Organization)    (IRS Employer Identification Number)

                   900 CHELMSFORD STREET, TOWER II, 12TH FLOOR
                           LOWELL, MASSACHUSETTS 01851
               (Address of principal executive offices) (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 275-5100


                           NO CHANGE SINCE LAST REPORT
               (Former name, former address and formerfiscal year,
                          if changed since last report)


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

            CLASS                               OUTSTANDING AT NOVEMBER 6, 1998
Common Stock, $0.01 par value                           26,824,049 Shares
=============================                   ================================

                        GEOTEL COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                                         PAGE NO.
                                                                                                                         --------

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements:

           Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997..............................           3

           Consolidated Statements of Income for the three and nine months ended September 30, 1998 and 1997.......           4

           Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997.............           5

           Notes to Consolidated Financial Statements..............................................................      6 -- 7

Item 2     Management's Discussion and Analysis of Financial Condition and Results of  Operations..................     8 -- 13

PART II    OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds...............................................................          13

Item 6     Exhibits and Reports on Form 8-K........................................................................          13

           Signature...............................................................................................          14

           Exhibit 10.1  Second Amended and Restated 1995 Stock Option Plan.......................................    15 -- 22

           Exhibit 10.2  Amended and Restated 1998 Non-Executive Employee Stock Option Plan........................    23 -- 29

           Exhibit 27.1  Financial Data Schedule...................................................................          30

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        GEOTEL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1998            1997
                                               -------------   ------------

ASSETS

Current assets:
Cash and cash equivalents......................  $ 49,733        $ 40,428
Accounts receivable, net.......................     6,293           3,685
Prepaid expenses and other current assets......     2,147           1,648
Deferred income taxes..........................       958             763
                                                 --------        --------
Total current assets...........................    59,131          46,524
                                                 --------        --------

Property and equipment, net....................     3,612           2,322
Deferred income taxes..........................     1,133           1,427
                                                 --------        --------
Total assets...................................  $ 63,876        $ 50,273
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable...............................  $    575        $    708
Accrued expenses...............................     2,238             967
Accrued compensation and related accruals......     2,528           1,311
Accrued income taxes...........................       388             951
Deferred revenue...............................     9,078           6,410
                                                 --------        --------
Total current liabilities......................    14,807          10,347
                                                 --------        --------

Stockholders' equity:
Preferred stock................................        --              --
Common stock...................................       273             135
Additional paid-in capital.....................    44,153          40,893
Accumulated earnings (deficit).................     5,413            (202)
Unearned compensation..........................      (677)           (855)
                                                 --------        --------
                                                   49,162          39,971
Less treasury stock, at cost...................       (93)            (45)
                                                 --------        --------
Total stockholders' equity.....................    49,069          39,926
                                                 --------        --------
Total liabilities and stockholders' equity.....  $ 63,876        $ 50,273
                                                 ========        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                         ------------------    ------------------
                                           1998       1997       1998       1997
                                         -------    -------    -------    -------

Revenues:
   Software license....................  $ 9,067    $ 4,059    $22,834    $ 9,605
   Services and other..................    3,021      1,100      7,091      2,749
                                         -------    -------    -------    -------
   Total revenues......................   12,088      5,159     29,925     12,354
                                         -------    -------    -------    -------

Cost of Revenues:
   Cost of software licenses...........      344        153        939        330
   Cost of services and other..........    2,018        878      5,139      2,007
                                         -------    -------    -------    -------
   Total cost of revenues..............    2,362      1,031      6,078      2,337
                                         -------    -------    -------    -------
Gross profit...........................    9,726      4,128     23,847     10,017
                                         -------    -------    -------    -------

Operating Expenses:
   Research and development............    1,849      1,015      4,848      2,819
   Sales and marketing.................    3,403      1,482      8,961      3,812
   General and administrative..........    1,112        547      2,810      1,382
                                         -------    -------    -------    -------
   Total operating expenses............    6,364      3,044     16,619      8,013
                                         -------    -------    -------    -------

Income from operations.................    3,362      1,084      7,228      2,004
Interest income........................      651        508      1,756      1,415
                                         -------    -------    -------    -------
Income before income taxes.............    4,013      1,592      8,984      3,419

Provision for income taxes.............    1,505        105      3,369        226
                                         -------    -------    -------    -------
Net income.............................  $ 2,508    $ 1,487    $ 5,615    $ 3,193
                                         =======    =======    =======    =======

Net income per share:
   Basic earnings per share............  $  0.10    $  0.06    $  0.22    $  0.13
                                         =======    =======    =======    =======
   Diluted earnings per share..........  $  0.09    $  0.05    $  0.20    $  0.12
                                         =======    =======    =======    =======

Weighted average number of common and
  common equivalent shares outstanding:
   Basic shares........................   26,373     25,561     26,088     25,408
                                         =======    =======    =======    =======
   Diluted shares......................   28,890     27,828     28,295     27,622
                                         =======    =======    =======    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ---------------------
                                                                    1998         1997
                                                                --------     --------

Cash flows from operating activities:
Net income....................................................  $  5,615     $  3,193
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Depreciation and amortization............................       783          547
     Equity compensation......................................       178          362
     Deferred income taxes....................................        99           --
     Tax benefit from employees' exercise of stock options....     1,750           --
Changes in operating assets and liabilities:
     Accounts receivable......................................    (2,607)      (1,044)
     Prepaid expenses and other current assets................      (500)        (964)
     Accounts payable.........................................      (131)           2
     Accrued expenses and other current liabilities...........     2,488        1,148
     Accrued income taxes.....................................      (563)          --
     Deferred revenue.........................................     2,668        5,033
                                                                --------     --------
         Net cash provided by operating activities............     9,780        8,277
                                                                --------     --------

Cash flows used in investing activities:
     Purchases of property and equipment......................    (2,073)      (1,612)
                                                                --------     --------

Cash flows from financing activities:
     Proceeds from sale of common stock and option exercises..     1,601          162
     Proceeds from notes receivable for common stock..........        --          106
     Offering costs of registering common stock...............        --          (63)
     Acquisition of treasury stock............................        (3)          (3)
                                                                --------     --------
         Net cash provided by financing activities............     1,598          202
                                                                --------     --------

Net increase in cash and cash equivalents.....................     9,305        6,867
Cash and cash equivalents, beginning of period................    40,428       33,263
                                                                --------     --------
Cash and cash equivalents, end of period......................  $ 49,733     $ 40,130
                                                                ========     ========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for the three and nine month periods ended September 30, 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1997 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997 included in the Company's Amended Form 10-K. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

2. STOCKHOLDERS' EQUITY

    On August 14, 1998, the Board of Directors approved a two-for-one stock split of the Company's common stock, to be effected in the form of a 100% stock dividend, payable to shareholders of record on August 31, 1998. All references to number of shares and to per share information in the financial statements and related footnotes have been adjusted to reflect the stock split on a retroactive basis.

3. COMPUTATION OF INCOME PER SHARE

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

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             ------------------    ------------------
                                                               1998       1997       1998       1997
                                                             -------    -------    -------    -------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)

Basic:
Net income                                                   $ 2,508    $ 1,487    $ 5,615    $ 3,193
                                                             =======    =======    =======    =======
Weighted average common shares outstanding                    26,373     25,561     26,088     25,408
                                                             =======    =======    =======    =======
Net income per share                                         $  0.10    $  0.06    $  0.22    $  0.13
                                                             =======    =======    =======    =======

Diluted:
Net income                                                   $ 2,508    $ 1,487    $ 5,615    $ 3,193
                                                             =======    =======    =======    =======
Weighted average common shares outstanding                    26,373     25,561     26,088     25,408
Common stock equivalents                                       2,517      2,267      2,207      2,214
                                                             -------    -------    -------    -------
Total weighted average shares and equivalents outstanding     28,890     27,828     28,295     27,622
                                                             =======    =======    =======    =======
Net income per share                                         $  0.09    $  0.05    $  0.20    $  0.12
                                                             =======    =======    =======    =======

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

OPERATING RESULTS

     The following table presents selected unaudited financial information as the percentage of the Company's total revenues represented by each item, for the Company's quarters and nine-month periods ended September 30, 1998 and 1997. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                   QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------     -------------------------------
                                     1998                1997       1998                   1997
                                   -------              ------     ------                 ------

Revenues
     Software license.............   75.0%               78.7%      76.3%                   77.7%
     Services and other...........   25.0                21.3       23.7                    22.3
                                    -----               -----      -----                   -----
     Total revenues...............  100.0               100.0      100.0                   100.0
                                    -----               -----      -----                   -----

Cost of Revenues:
     Cost of software licenses....    2.8                 3.0        3.1                     2.7
     Cost of services and other...   16.7                17.0       17.2                    16.2
                                    -----               -----      -----                   -----
     Total cost of revenues.......   19.5                20.0       20.3                    18.9
                                    -----               -----      -----                   -----

Gross Profit......................   80.5                80.0       79.7                    81.1
                                    -----               -----      -----                   -----

Operating Expenses:
     Research and development.....   15.3                19.7       16.2                    22.8
     Sales and marketing..........   28.2                28.7       29.9                    30.9
     General and administrative...    9.2                10.6        9.4                    11.2
                                    -----               -----      -----                   -----
     Total operating costs........   52.7                59.0       55.5                    64.9
                                    -----               -----      -----                   -----

Income from operations............   27.8%               21.0%      24.2%                   16.2%
                                    =====               =====      =====                   =====

REVENUES

     Total revenues for the third quarter of 1998 increased by 134.3% to $12,088,000 from $5,159,000 for the third quarter of 1997. Software license revenue during the third quarter of 1998 increased by 123.4% to $9,067,000 from $4,059,000 for the third quarter of 1997. Total revenues for the nine months ended September 30, 1998 increased by 142.2% to $29,925,000 from $12,354,000 for the nine months ended September 30, 1997. Software license revenue during these nine-month periods increased 137.7% to $22,834,000 from $9,605,000. The Company believes that the increase in software license revenue is attributable to several factors including revenue recognized under the agreement with Digital Equipment Co., Ltd. (the "DEC Agreement"); continued market acceptance of the Company's products indicated by an increase in unit sales; an increase in the size of the Company's direct sales force; expansion of the sales channels through the addition of selected resellers and international partners, and an increase in the Company's customer base. The DEC Agreement provides, among other things, for the resale of a specified number of software licenses and one year maintenance support valued at approximately $7,800,000. In the third quarter of 1998, under the DEC Agreement, the Company recognized approximately $1,266,000 in software license revenue and $54,000 in services and other revenue, compared to $1,491,000 in software license revenue and $176,000 in services and other revenue for the third quarter of 1997. The Company has recognized the entire $7,800,000 value, as of September 30, 1998. Additionally, the Company recognized revenue related to follow-on orders from DEC associated with the ongoing development of the Company's products at British Telecom (BT). Revenues related to such follow-on orders represented approximately $2,900,000.

     Services and other revenue for the third quarter of 1998 increased by 174.6% to $3,021,000 from $1,100,000 for the third quarter of 1997. In the third quarter of 1998, maintenance revenue, installation services revenue, and professional services and other revenue represented 43.7%, 22.1% and 34.2%, respectively, of services and other revenue. In the third quarter of 1997, maintenance revenue, installation services revenue and professional services and other revenue represented 60.5%, 27.9%, and 11.6%, respectively, of services and other revenue. Services and other revenue for the nine months ended September 30, 1998 increased by 157.9% to $7,091,000 from $2,749,000 for the nine months ended September 30, 1997. Maintenance revenue, installation services revenue and professional services and other revenue represented 44.8%, 27.1% and 28.1%, respectively, of services and other revenue for the nine months ended September 30, 1998, compared to 57.5%, 30.3% and 12.2%, respectively, for the nine months ended September 30, 1997. Services and other revenue increased to 23.7% of total revenues for the nine months ended September 30, 1998 from 22.3% of total revenues in the nine months ended September 30, 1997. Services and other revenue increased in dollars in the three and nine-month periods ended September 30, 1998, as a result of the increase in the Company's customer base. The Company anticipates that maintenance revenue will increase as a percentage of total revenues as the Company's customer base increases. Installation services revenue will vary based upon software license revenue. Professional services and other revenue are non-recurring in nature and will fluctuate in dollars and as a percentage of total revenues from quarter to quarter. The Company performs professional services primarily in situations where such work will result in additional software license revenue.

     International revenues for the third quarter of 1998 increased 205.6% to $6,992,000 from $2,288,000 for the third quarter of 1997 and increased as a percentage of total revenues to 57.8% from 44.3%. International revenues for the nine months ended September 30, 1998 increased 208.8% to $11,928,000 from $3,863,000 for the nine months ended September 30, 1997. International revenue represented approximately 39.9% and 31.3% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. International revenues in 1998 and 1997 were derived from eight and three customers, respectively. The Company believes that it will continue to derive a significant portion of its total revenues from international sales. To date, the Company's international revenues have been denominated in U.S. currency.

     A significant portion of the Company's total revenues to date has been derived from a limited number of customers. Revenues attributable to the five largest customers accounted for approximately 67.3% of the Company's total revenues for the quarters ended September 30, 1998 and 1997. Revenues attributable to the five largest customers for the nine months ended September 30, 1998 and 1997 were 57.1% and 56.0%, respectively. For the quarters ended September 30, 1998 and 1997, two and one customer(s) represented more than ten percent of the Company's total revenue, respectively. For the nine months ended September 30, 1998 and 1997, two customers represented more than ten percent of the Company's total revenue. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods.

COST OF REVENUES

     Cost of software licenses. Cost of software licenses consists principally of development costs associated with the DEC Agreements and the costs of interface cards. Cost of software licenses for the third quarter of 1998 increased by 124.8% to $344,000 from $153,000 for the third quarter of 1997. Cost of software licenses as a percentage of software license revenue were 3.8% for the third quarters of 1998 and 1997. Cost of software licenses for the nine months ended September 30, 1998 increased by 184.5% to $939,000 from $330,000 for the nine months ended September 30, 1997. Cost of software licenses as a percentage of software license revenue were 4.1% and 3.4% for the nine-month periods ended September 30, 1998 and 1997, respectively. The increases in dollars and as a percentage of software license revenues in the 1998 periods were due to an increase in development costs associated with development revenues. The Company believes that in future periods, the percentage of cost of software licenses will range from 3% to 5% of software license revenue but may increase depending upon the size of any development related contracts.

     Cost of services and other. Cost of services and other revenue consists principally of the costs incurred to provide installation, professional services, maintenance and training services. The expenses incurred to provide these services are comprised primarily of personnel (salaries, fringe benefits and recruiting fees), travel and facility costs. Cost of services and other revenue for the third quarter of 1998 increased by 129.8% to $2,018,000 from $878,000 for the third quarter of 1997. Cost of services and other revenue as a percentage of services and other revenue were 66.8% and 79.8% for the third quarters of 1998 and 1997, respectively. Cost of services and other revenue for the nine months ended September 30, 1998 increased by 156.1% to $5,139,000 from $2,007,000 for the nine months ended September 30, 1997. Cost of services and other revenue as a percentage of services and other revenue were 72.5% and 73.0% for the nine months ended September 30, 1998 and 1997, respectively. The increase in dollars for the quarter and nine-month period ended September 30, 1998 as compared to the corresponding periods ended September 30, 1997 were primarily due to an increase in personnel and travel costs. These costs increased as a result of the increase in the number of customers under maintenance contracts. The Company believes that in future periods, cost of services and other revenue as a percentage of services and other revenue will fluctuate significantly based upon the mix of the services provided. The Company plans to continue to invest in its infrastructure both domestically and internationally and as a result, the Company anticipates that the cost of services and other revenue will increase in dollars and as a percentage of services and other revenue. The Company believes that in future periods, cost of services and other revenue will range from 70% to 80% of services and other revenue.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist principally of personnel and facility costs. Research and development expenses for the third quarter of 1998 increased by 82.2% to $1,849,000 from $1,015,000 for the third quarter of 1997. Research and development expenses as a percentage of total revenue were 15.3% and 19.7% for the third quarters of 1998 and 1997, respectively. Research and development expenses for the nine months ended September 30, 1998 increased by 72.0% to $4,848,000 from $2,819,000 for the nine months ended September 30, 1997. Research and development expenses as a percentage of total revenue were 16.2% and 22.8% for the nine-month periods ended September 30, 1998 and 1997, respectively. The decrease as a percentage of total revenue for the quarter and nine-month period ended September 30, 1998 as compared to the corresponding periods ended September 30, 1997 was primarily the result of the Company's significant revenue growth. The increase in absolute dollars for the quarter and nine-month period ended September 30, 1998 as compared to the corresponding periods ended September 30, 1997 was the result of increases in personnel and related facility costs. The major product development efforts in the third quarter of 1998 related to the development of interfaces for international carriers, computer telephony integration for the desktop and enhancements to the Company's existing products. The Company plans to continue to introduce enhancements to its existing products and new products that can be sold to existing and new customers. The Company is also working on several projects that will be designed to enhance its products for use with the Internet and Intranets. The Company anticipates that research and development expenses will continue to increase in absolute dollars and range from 15% to 20% of total revenue in the foreseeable future.

     Sales and Marketing. Sales and marketing expenses consist principally of personnel (salaries, commissions and fringe benefits), travel, trade shows, promotional expenses and facility costs. Sales and marketing expenses for the third quarter of 1998 increased by 129.6% to $3,403,000 from $1,482,000 for the third quarter of 1997. Sales and marketing expenses as a percentage of total revenues were 28.2% and 28.7% for the third quarters of 1998 and 1997, respectively. Sales and marketing expenses for the nine months ended September 30, 1998 increased by 135.1% to $8,961,000 from $3,812,000 for the nine months ended September 30, 1997. Sales and marketing expenses as a percentage of total revenues were 29.9% and 30.9% for the nine months ended September 30, 1998 and 1997, respectively. The increase in absolute dollars in 1998 was primarily comprised of increases in personnel, travel, facility and commission costs. The increase in personnel costs was the result of adding sales personnel to the direct sales force. Direct sales personnel headcount increased to thirty-one at the end of the third quarter of 1998 from seventeen at the end of the third quarter of 1997. The commission expense increase was attributable to higher sales. The Company anticipates that sales and marketing expenses will increase in absolute dollars but not vary significantly as a percentage of total revenue in the foreseeable future as the Company continues its international expansion and increases its reseller channel. The Company anticipates that sales and marketing expenses will range from 30% to 35% in the foreseeable future.

     General and Administrative. General and administrative expenses consist principally of personnel costs for administrative, finance, information systems, human resources and general management personnel, as well as legal expenses and facility costs. General and administrative expenses for the third quarter of 1998 increased by 103.3% to $1,112,000 from $547,000 for the third quarter of 1997. General and administrative expenses as a percentage of total revenues were 9.2% and 10.6% for the third quarters of 1998 and 1997, respectively. General and administrative expenses for the nine months ended September 30, 1998 increased by 103.3% to $2,810,000 from $1,382,000 for the nine months ended September 30, 1997. General and administrative expenses as a percentage of total revenue were 9.4% and 11.2% for the nine months ended September 30, 1998 and 1997, respectively. General and administrative expenses have increased in absolute dollars for the quarter and nine-month period ended September 30, 1998 as compared to the corresponding periods ended September 30, 1997 due to an increase in personnel, travel, information technology and legal costs. These costs have increased due to an increase in employees and the growth of the business. The Company anticipates that general and administrative expenses will increase in absolute dollars but level off as a percentage of total revenues ranging from 9% to 12% in the foreseeable future.

INTEREST INCOME

     Interest income of $651,000 and $508,000 for the third quarters of 1998 and 1997, respectively, resulted from investments of the Company's cash balances. Interest income was $1,756,000 and $1,415,000 for the nine-month periods ended September 30, 1998 and 1997, respectively.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate for the third quarter and nine months ended September 30, 1998 was approximately 37.5% compared to approximately 6.6% for the third quarter and nine months ended September 30, 1997, respectively. In the third quarter of 1997, the effective tax rate was significantly lower than the statutory rate due to the utilization of net operating losses. A valuation allowance was recorded until the fourth quarter of 1997 to offset the entire net deferred tax assets as a result of the uncertainties regarding the realization of these assets due to the Company's limited history of operating profits.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company's cash and cash equivalents, accounts receivable and working capital increased to $49,733,000, $6,293,000 and $44,324,000, respectively, compared to $40,428,000, $3,685,000 and $36,177,000, respectively, at December 31, 1997.

     The Company generated cash in the amount of $9,780,000 from operations in the nine months ended September 30, 1998 compared to $8,277,000 in the corresponding period of 1997. The improvement in cash flow from operations is primarily the result of an increase in advance customer payments, tax benefits from employees' exercise of stock options and more profitable operations as a result of higher revenues.

     The Company used cash in investing activities of $2,073,000 and $1,612,000 in the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures increased due to an increase in leasehold improvements for expanded office space and due to the growth in personnel. The Company invested in leasehold improvements due to the expansion of its corporate office from approximately 31,800 square feet in 1997 to 67,000 square feet in 1998. The Company generated cash in financing activities of $1,598,000 and $202,000 in the nine months ended September 30, 1998 and 1997, respectively. Financing activities consisted primarily of sales of equity securities in connection with employee benefit plans.

     As of September 30, 1998, the Company had no material commitments for capital expenditures.

     The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next twelve months.

IMPACT ON THE YEAR 2000 ISSUE

     The Company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. The Company has designed its current products to, and has commenced efforts to ensure that the computer systems and applications upon which it relies for internal operations will, function properly beyond 1999. Based on an assessment of its products to date, the Company believes that its products are compatible with Year 2000 functionality. The Company's Year 2000 compliance evaluation has been completed and the Company does not at this time foresee a material impact on its business or operating results from the Year 2000 problem. Before any new products are introduced, the Company will continue to evaluate the compatibility with Year 2000 functionality. There can be no assurance, however, that further assessment of the Company's products and internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and such efforts may be costly and may divert the Company's resources from other product development or infrastructure improvement programs. The foregoing could result in the loss of or delay in market acceptance of the Company's products and services, increased service and warranty costs to the Company or payment by the Company of compensatory or other damages. Further, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis. The Company's business, operating results and financial condition could be materially adversely affected by the failure of the Company's products and its internal systems and applications to properly operate or manage data beyond 1999. Costs incurred in the compliance effort will be expensed as incurred. Currently, the Company has not developed a contingency plan should its products or internal systems fail to operate after the Year 2000 but plans to develop such a contingency plan in the future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning services and other revenue, anticipated revenue under the DEC Agreements, anticipated international revenues, anticipated cost of revenues levels, anticipated operating expense levels and such expense levels relative to the Company's total revenues, product development plans and liquidity and working capital requirements) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

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

     International sales accounted for approximately 39.9% and 31.3% of the Company's revenues for the nine months ended September 30, 1998 and 1997, respectively. As part of its business strategy, the Company is seeking opportunities to expand its products into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors, some of whom may have established strong relationships with carriers. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to integrate its products with local proprietary networks in foreign countries. There can be no assurance that the Company will be successful in integrating its products with these proprietary networks or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. Additionally, there can be no assurance that the Company will be successful in integrating its product in international markets and such revenues are subject to a number of risks including compliance with regulatory requirements, export restrictions and controls, international trade barriers, protection of intellectual property rights, management of international operations, collection of receivables, political instability, currency exchange rate fluctuation and potentially adverse tax consequences. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 20, 1996, the Company's Registration Statement of Form S-1 (File No. 333-13263) became effective. The net proceeds from the offering were approximately $26,704,000. To date, the Company has utilized approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. The Company has not used any of the remaining proceeds from the effective date (November 20, 1996) through September 30, 1998. No payments were made to directors, officers (except in their capacity as employees of the Company) or to persons owning ten percent or more of any class of equity securities of the Company, or to the affiliates of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     Exhibit 10.1  Second Amended and Restated 1995 Stock Option Plan
     Exhibit 10.2 Amended and Restated 1998 Non-Executive Employee Stock Option Plan
     Exhibit 27.1  Financial Data Schedule

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on September 25, 1998 relating to a two-for-one stock split approved by the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GEOTEL COMMUNICATIONS CORPORATION
                              (Registrant)

November 10, 1998             /s/ Timothy J. Allen
                              --------------------------------------------------
                              Timothy J. Allen Vice President of Finance,
                              Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial and Chief Accounting Officer)