Form 10-K
period 1998-12-31
GEOTEL COMMUNICATIONS CORP
filed 1999-03-26
CIK 1023905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

     [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                    TO
          ----------  ----------

                         COMMISSION FILE NUMBER: 0-21761

                        GEOTEL COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                           04-3194255
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

                          COMMON STOCK $0.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 1999 there were 27,143,429 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $754,895,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PART III -- Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated by reference into Part III (Items 10, 11, 12 and 13).

                                     PART I

                              CAUTIONARY STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information, which involve risks and uncertainties. Actual future results may differ materially from such statements. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in greater detail in Item 7 under the heading "Risk Factors That May Affect Future Results," include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues, which the Company might face.

ITEM 1:  BUSINESS

     GeoTel Communications Corporation ("GeoTel or the "Company") is a leading global provider of customer-interaction software solutions for mission-critical call center applications. The Company's full-featured Computer Telephony Integration (CTI) products create an enterprise-wide customer-interaction platform by integrating multi-vendor networks, automatic call distributors, voice response systems, databases, desktop applications and other resources. Solutions are provided for single-site, multi-site and network service provider deployments. GeoTel's CTI solutions have been deployed by a variety of companies, including American Express, AT&T Wireless, British Telecom, Capital One, Carlson Wagonlit Travel, Citicorp, Compaq Computer, Delta Air Lines, Fidelity Investments, First Union National Bank, First USA, Gateway 2000, General Motors Acceptance Corporation, IBM, Internal Revenue Service, J.C. Penney, Optus Communications, Pacific Gas & Electric, Prudential Insurance, Sprint Communications, and US Airways. The Company's software is distributed via a direct sales organization with offices throughout the U.S., Europe and Asia-Pacific, and through selected business partners.

INDUSTRY BACKGROUND

   Call Center Market

     Companies are increasingly recognizing that excellent customer service can be used as a strategic weapon to differentiate their firms from competitors. In order to remain competitive, corporations must continually evaluate their product and service offerings to expand market share, lower costs and meet customer expectations. To improve service quality, companies have invested in technologies that enable them to concentrate customer service representatives, or agents, into groups known as call centers. Many corporations utilize call centers as the primary method of interacting with their customers. These call centers can be deployed in multiple or stand-alone configurations in single or multiple locations and can be utilized to provide a prioritized level of services for a company's most valued customers. Call centers allow businesses to reduce costs and deliver premium customer service.

     While call centers have grown both in size and importance, traditional call center hardware and software products have been focused on tactical solutions rather than the strategic customer interaction requirements of the entire corporation. This focus on point solutions has led to a fragmented technology environment for businesses that have single or multiple call centers, branch offices and divisions, with call centers evolving as technology "islands" within the corporation. As a result, corporations have found it difficult to leverage their customer response resources in a unified fashion whether such resources are personnel or systems-based. Increasingly, successful organizations are seeking solutions to address these strategic business requirements through the implementation of a single, integrated call center enterprise which utilizes all the relevant resources maintained by the corporation in order to achieve a unified, controllable and adaptable customer service solution. Enterprise-wide utilization of resources and technology enables the corporation to maximize levels of customer service while fully utilizing investments in telephony, IT technology and personnel.

   Call Center Technology

     The technology utilized by call centers has evolved dramatically over the past several years. Historically, due to the closed nature of public networks, corporations installed premises-based switching systems at the end of long distance or local exchange telephone lines. Reliance on these switching systems requires corporations to use proprietary closed solutions offered by service providers where multi-vendor switching system interoperability was not possible. Consequently, the call center solutions employed by most corporations have been designed around the technological limits of premises-based switching systems and the limitations of carrier networks, which prevent corporations from realizing the potential benefits of enterprise call centers. Enterprise call centers draw upon all of the organization's call response resources and utilize open, systems-based applications to enhance the capabilities of the existing call center infrastructure by integrating it with existing business applications and data.

     The primary providers of call center solutions are Automatic Call Distributor (ACD) switching system vendors including Lucent, Nortel and Aspect; traditional CTI vendors such as Genesys Labs, Quintus/Nabnasset and numerous other small to mid-size vendors; and interexchange carriers (IXCs), including AT&T, MCI and Sprint. Many ACD switching system vendors provide private networking options that allow calls to flow from one system to another, but these systems consume network bandwidth and still do not optimize network resources. To overcome these liabilities, some ACD/PBX vendors have announced product that directly connects to the IXC, designed to enable call routing decisions in the network. Traditional CTI vendors, such as Genesys, provide CTI capabilities such as popping of an agent's screen and softphone features that enable telephone functions, such as hold, transfer and conference, from an agent's desktop software application. These offerings typically require a large integration effort due to the variety of desktop application and back office database(s). The major IXCs offer basic and enhanced service that route inbound toll-free calls to more than one call center, but they have limited visibility as to why the call is being delivered to that location. These services attempt to distribute calls among multiple call center locations by relying on percentage allocations based on historical data or call counting. Typically, IXCs have relied on third-party application providers to develop these types of software-based solutions. Customers provisioning these services directly from a carrier are unable to derive benefit from them in a multi-carrier environment.

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

     To date, few organizations have fully realized the potential benefits offered by enterprise call-distribution and CTI solutions due to the lack of enterprise-wide call and data availability. In particular, the need for enterprise-wide call and data distribution must be addressed as a prerequisite for a well-managed customer-focused call center. Traditional carrier services, ACD products, and CTI implementations have limited flexibility and are generally not scaleable to large enterprises. These solutions do not facilitate enterprise-wide call and data distribution since they offer only local routing within a stand-alone ACD, and do not support a multi-vendor, multi-carrier environment. While a few vendors have introduced products to address network-level routing, their offerings are constrained by the underlying architectures of their legacy products. As a result, the Company believes that the need exists for flexible, scaleable, customer premises-based and network-based call processing software that will manage the control of customer-based switching systems, network routing, call queuing , voice services and data delivery to the agent's desktop.

GEOTEL SOLUTIONS

     GeoTel products allow companies that utilize call center technology to deliver cost-effective, premium customer service. These capabilities are independent of the manufacturer of the ACD, PBX, key system or Interactive Voice Response units (IVR) to which they are attached. GeoTel software also provides interfaces to multiple carrier networks enabling call routing independent of the toll-free network provider as well as enterprise CTI functionality that delivers call-associated data to an agent's desktop independent of agent location

     GeoTel products extend the value of a corporation's existing call center resources with enterprise-wide, intelligent call and data processing directed at organizations that utilize call center technologies to interact with their customers. The Company's products allow corporations to blend the logic of carrier networks, ACDs, IVRs, Web servers and other applications required to provide high-level customer service and customer contact support. By integrating all call center applications, a corporation can achieve large group efficiencies, such as utilizing available resources regardless of location, instead of physically adding resources to a specific call center. To achieve enterprise-wide call control, GeoTel software tracks all call answering resources, enabling the system to route calls and associated data transactions to the agent, skill group, IVR or other resource that best satisfies the rules established by the corporation. The software connects all call center resources into a hierarchical, networked system, so that an enterprise routing application can receive the real-time status information required to control customer transactions throughout the enterprise.

     The Company's various software products offer the following advantages:

     Virtual Call Center. GeoTel software transforms geographically dispersed agent groups connected to different ACDs and IVRs into a single virtual team, reducing the number of agents required for a given service level while offering a more uniform level of service to all callers. Since labor is a significant cost for service-oriented corporations, the ability to utilize agent resources more effectively provides significant cost savings for the Company's customers. Essentially, GeoTel software extends local ACD capabilities to the network level. Sophisticated enterprise-wide call routing routines, such as those using customer account numbers or Automatic Number Identification (ANI), can be developed once and deployed at either the network level or in conjunction with an ACD or IVR at the customer's premises, or both.

     Enterprise CTI. The Company's software delivers a uniquely rich set of data to business applications, providing enterprise-wide call event and customer-profile information to a targeted agent's desktop. Agent softphone controls enable agents to utilize their desktop application to more efficiently perform telephone functions. Third-party call control features such as transfer and conferencing, combined with the Company's post-route capabilities, allow agents to utilize all available resources when a call requires additional handling. The CTI Server component is fully redundant providing mission-critical reliability.

     Multiple Carrier and Switch Interoperability. The Company's open software architecture does not require the customer to replace existing premises-based equipment, switches or carriers, therefore extending their value in a "plug-and-play" environment. In the U.S., the Company's customers are also able to select among AT&T, MCI or Sprint, offering them the ability to leverage new features and cost-saving opportunities from the major 800 providers. Outside the U.S., the Company's international customers are able to select from a growing number of supported carriers depending on the country of origin. International carrier support includes BT (United Kingdom), France Telecom, AT&T-Unisource (pan-European), Cable & Wireless Optus (Australia), Telecom New Zealand and Stentor (Canada). In addition, GeoTel software allows customers to remain vendor independent by supporting the major ACD switches -- Lucent DEFINITY(R), Aspect CallCenter(R), Northern Telecom Meridian(TM) and DMS-100, Rockwell Galaxy(TM) and Spectrum(TM), Siemens Rolm 9751 CBX and Siemens HICOM 300E, and Alcatel A4400 - plus all leading IVR platforms.

     Real-Time Routing. The routing of customer calls is a real-time, mission-critical application. GeoTel software's Pre-Routing feature is the application of ACD-like call routing at the network level, before the caller hears ringing and before the call is sent to a given destination. Unlike any currently available call routing service supplied by carriers, the Pre-ROUTING feature can route calls based on real-time knowledge of agent availability and queue status, not on a fixed percentage or allocation basis. The GeoTel software recognizes where the call originates, gathers real-time information about the status of all call centers and agents, and then routes calls based on best available enterprise-wide capabilities and resources at the moment the call is received. Post-Routing is the control of calls already connected to an ACD or PBX, such as the intelligent transfer of calls from IVRs, agent-to-agent transfers and the overflow of calls between call centers. These capabilities enable the GeoTel software to route calls on an individual call basis, across different ACDs and multiple carriers.

     Fault Tolerant Open Architecture. GeoTel software products are designed to be fault tolerant to hardware component failures, communications network failures, asynchronous software errors and the catastrophic loss of a site. The Company's technology utilizes an open architecture and is based on industry standard software, such as Microsoft's Windows NT and SQL Server, and Powersoft's InfoMaker. GeoTel products have been designed to integrate with existing call center applications and facilitate support of future applications. The Company has defined and published application-programming interfaces for major call center applications such as workforce management, IVRs, and customer databases as well as support for alternate customer contact channels such as Web, fax and e-mail.

     Consolidated Management Reporting. The Company's software enables customers to manage their distributed call centers with consolidated, real-time and historical reporting. GeoTel software provides the ability to access, combine and normalize data from multiple data sources including multi-vendor ACDs, IVRs, workforce management applications, third-party databases, agent desktops and other customer resources while maintaining an enterprise-wide view of the performance of their call centers.

     Scalability. The Company's underlying software architecture is designed to be fully scaleable from single-to-multi-site solutions and up to carrier class deployments. This product feature enables customers to protect their initial investment in the Company's technology as their call center needs grow.

     Rapid Implementation. One key element of the Company's offering is the rapid deployment of the solution. Because the product requires only minimal customization, customers begin receiving benefits typically within 60 to 90 days of initial deployment.

STRATEGY

     The Company's primary business objective is to become the leading supplier of customer-interaction software solutions for mission-critical call center applications. To achieve this objective, the Company is pursuing the following strategies:

     Extend Technology Leadership. Capitalizing on the Company's experience in call centers, communications and software technologies, the Company was the first to deliver a client/server-based application solely focused on enterprise-wide call distribution. The Company intends to continue to utilize and integrate industry-available technologies whenever appropriate and focus its development resources on expanding the value-added call processing features required by its customers. The Company believes it distinguishes itself through its portfolio of supported ACDs and IVRs, multi-carrier connectivity, product adaptability to business environments, implementation of industry standards, open systems platforms, scalability and product integration with most call center applications.

     Expand Enterprise Call Distribution. GeoTel intends to ensure that its call distribution technology continues to expand to include all of the answering resources available within a customer's business environment. These answering resources include high-end production call centers, IVRs, the Internet, e-mail, network resources and desktop applications. In June 1998, GeoTel introduced a new software product, GeoTel Enterprise Web, which provides an interface between GeoTel software and Web server applications to broaden customer-contact options to include interactive, Web-initiated transactions.

     Address Multiple Market Segments. The Company plans to participate in all tiers of the call center market including single-site, multi-site and carrier-class call center opportunities through its scaleable product offering. Network ICR provides a carrier-class version of the ICR for carriers and other network service providers to offer ICR network routing and CTI capabilities as a service to their end customers. In February 1998, the Company introduced Site ICR to address the CTI needs of single-site call centers. Underlying Network ICR and Site ICR is the same software architecture in the Company's flagship, Intelligent CallRouter Solutions, ensuring ready scalability to support a customer's future growth plans.

     Leverage Open Architecture. The Company continues to develop interfaces to both existing and emerging call center solutions provided by the vendors of market-leading technologies. The Company intends to provide its customers with the ability to protect their investment in current call center solutions, while providing value-added services and functionalities beyond their existing infrastructure. This will be accomplished by adhering to open, industry-standard interfaces of other vendor products and publishing interfaces to the Company's call routing software platform for products and services such as ACDs, carrier networks, interactive IVRs, Web servers, business applications and customer databases.

     Utilize Multiple Distribution Channels. The Company has established a multi-channel distribution system to more cost-effectively address the potential market for its products. To date, the Company has generated the majority of its revenues through its direct sales force, which maintains frequent customer contacts, and knowledge of customer applications. The Company's direct sales force is complemented by strategic sales channels, including relationships with AT&T, Lucent, Hewlett-Packard, Sprint and MCI, selected resellers and international partners. In April, 1998, the Company entered into a distribution agreement with AT&T whereby AT&T is marketing, selling and supporting AT&T Resource Manager, an AT&T offering built upon GeoTel's Intelligent CallRouter software. AT&T Resource Manager replaces AT&T Call Center Transaction Manager, an AT&T product which, prior to this agreement, was competitive with the Intelligent CallRouter. The Company intends to expand both its direct and indirect distribution channels and to penetrate international markets by expanding its relationships with the market leaders for network services on a country-by-country basis.

     Expand International Presence. The Company believes that there is a significant international market opportunity for its products and services and plans to establish and grow its direct international marketing, sales and support presence. The Company has recently established its European Headquarters in Amsterdam. To date, the Company has been successful selling product to international carriers in various European and Asia-Pacific markets BT, France Telecom, AT&T-Unisource, Cable & Wireless Optus and Telecom New Zealand. This success provides the Company additional opportunity for both ICR and Site ICR sales in these markets.

     Ensure Customer Success. GeoTel believes that superior customer service, support and training are essential for customer satisfaction and are key to differentiating its overall product offering. The Company offers installation services and maintains a professional services organization to assist customers in designing and deploying call routing applications and also provides training for end-users and distribution partners. The Company provides 7 day, 24 hour-per-day basic telephone global support through its remote support technology. GeoTel intends to expand its own customer service, support and training activities, as well as to encourage third-party organizations, such as international partners, to become proficient in deploying the Company's products.

PRODUCT LINES

     The Company's software solutions are available in three configurations composed of various bundled packages of the Company's individual software products.

   Intelligent CallRouter

     The GeoTel Intelligent CallRouter is an advanced call-by-call routing server that supports multiple call routing clients independent of their location, ACD, IXC or IVR. The multi-carrier, multi-vendor capabilities of the Intelligent CallRouter allow the user to focus on delivering premium customer service without the limitations of proprietary or custom-developed solutions. The Intelligent CallRouter combines real-time call routing capabilities with an extensive management reporting system. The Intelligent CallRouter is an open systems product that has been deployed on industry-standard platforms. The Company designed the system to support a broad range of intelligent telecommunications interfaces, industry-standard MIS tools, computer platforms and a growing number of vertical-market applications. The Intelligent CallRouter uses Windows NT as the core multitasking operating environment. Windows NT allows customers to select from a variety of hardware platforms recommended by the Company on which to deploy the Intelligent CallRouter application. The Intelligent CallRouter open architecture enables interoperability with other call-processing and call volume management systems within an enterprise and provides a means for integrating those various stand-alone solutions. The Intelligent CallRouter can be interfaced to agent scheduling, workflow management and other call center management tools. The distributed software fault tolerance implemented in the Intelligent CallRouter provides the mission-critical reliability required for enterprise-wide call distribution.

     The principal function of the Intelligent CallRouter is to route telephone calls among geographically distributed call centers in a way that optimizes the use of resources across all call centers or other answering locations. In order to perform these functions, the Intelligent CallRouter utilizes network-based information on the origin of the call and information provided by the caller to match the caller with the skills of the available answering resources. The primary components of the Intelligent CallRouter are a central routing controller (the CallRouter), a database (the Database Server), and a user interface (the Administrative Workstation).

     The core of the Intelligent CallRouter is a suite of software processes called the CallRouter that provides the central intelligence by which customers translate business goals into call routing decisions. The CallRouter receives and responds to routing requests from the routing clients (Network Interface Controllers and Peripheral Gateways), collects call center event activity from the Peripheral Gateways and communicates with users through desktop Adminstrative Workstations.

     GeoTel's database technology reduces the performance constraints normally associated with ACD and network data aggregation. Operating in conjunction with the CallRouter, the Intelligent CallRouter's Database Server stores and manages historical information, including Pre-Routing and Post-Routing records, routing scripts, and Intelligent CallRouter configuration data. The Intelligent CallRouter Database Server is a relational database that can collect and process large amounts of call and transaction data, including call handling, planning and performance data. The database utilized by the Intelligent CallRouter is Microsoft SQL Server for Windows NT.

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

   Network Intelligent CallRouter

     In January 1997, the Company introduced the Network ICR to the worldwide network carrier marketplace. This product, which functions as a Service Control Point (SCP) or as an intelligent adjunct to an SCP, enables a carrier to embed the Intelligent CallRouter functionality and components described above in its network and make those capabilities available to its customers on a network-service basis. With the Network ICR deployed, a carrier network monitors the real-time availability and performance of its individual customers' answering resources and utilizes that information to control the distribution of calls across each customer's enterprise. At the same time, each customer can implement unique call distribution logic through routing scripts developed at the premises level.

     Network ICR is a flexible, broad-based solution designed to meet the individual requirements of each call center customer. The product supports a service continuum that includes any combination of the following capabilities:
Pre-Routing (dynamic, event-based, virtual-call-center call routing and reporting); Post-Routing (extending network control to the site level through third-party call control over customer-premises equipment); network IVR integration (routing based on caller-entered digits collected in response to Network IVR prompting); network queuing (call queuing at a network-based IVR); network agent support (support for remote and non-ACD agents); network CTI (extending the value of network services through data delivery and integration with softphone and screen-pop applications); advanced services (time-of-day, day-of-week, percent allocation, call distribution algorithms, and workforce-based call distribution); Web-based management (monitor-only access to Network ICR reports and call-routing scripts using standard Web browsers); Internet integration (distribution of interactive Web-initiated transactions); database-lookup routing (triggers to internal or external databases for basic translation, dealer locator, call origination, and customer-profile-based routing); and basic/direct translations (number translation and Virtual Private Network (VPN) services).

     To provide the mission-critical reliability needed for routing customer calls, the Network ICR is fully redundant and fault tolerant across all its components. In addition, the system uses international network protocol standards and complies with each Network Service Provider's (NSP's) certification standards.

   Site ICR

     In February 1998, the Company introduced Site ICR, which is a specific bundled configuration of GeoTel software products designed to meet the needs of single-site call centers. Specifically, Site ICR offers call routing, database lookup, consolidated real-time and historical reporting, full IVR integration, and a CTI Server for data delivery to the desktop plus third-party call control. This multi-purpose platform also enables Internet, e-mail and predictive dialer applications. If a customer's operation expands to multiple locations, Site ICR's underlying architecture readily scales to support enterprise-wide CTI, Pre-Routing and Post-Routing while protecting an initial investment. Fully fault tolerant, this GeoTel product provides the mission-critical reliability required for the routing of customer calls. In addition, Site ICR's open interface design permits rapid, non-intrusive deployment.


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

     Peripheral Gateway (PG). The PG software provides the interface between the CallRouter and the call center system (ACD, PBX, or IVR) that is being monitored and/or controlled by the Intelligent CallRouter. The PG connects to the CTI link and/or MIS link and obtains information regarding agent availability, agent performance, the number of calls in progress, and how they are being handled. To facilitate Post-Routing, the PG can also exert control over the ACD, PBX or IVR and instruct it where to route calls.

     GeoTel CTI Server. GeoTel CTI Server provides an interface between the Intelligent CallRouter and desktop or server applications to seamlessly deliver enterprise-wide call-event and customer-profile information collected by the Intelligent CallRouter from multiple networks, ACDs, IVRs and workstations to an agent's desktop. Data elements can include dialed number, calling line ID and caller-entered digits, as well as information extracted from external databases or created as a result of call routing, voice processing and agent transactions. Voice and data collected by an agent at the desktop can be transferred between agents across multi-vendor switches, allowing customer and transaction data to accompany a call from IVR to agent and from site to site as required, increasing the efficiency of a virtual call center workforce by reducing or eliminating time spent verbally soliciting information that is already available. This CTI strategy enables the full utilization of corporate data in support of business rules and objectives at the point of customer transaction fulfillment.

     GeoTel CTI Desktop. GeoTel CTI Desktop brings telephony functionality and the rich data set collected by the Intelligent CallRouter to agent workstations. The product is a collection of ActiveX controls that provides desktop applications with full access to GeoTel CTI Server while abstracting the underlying details of the telephony system, enabling developers and call center managers to quickly integrate applications into the GeoTel environment without the need for complex programming or systems integration. The product includes a fully functional, customizable softphone; a set of softphone controls which can be placed into existing desktop applications; a developer's toolkit; a fully compliant TAPI 2.1 interface; a real-time feed of agent statistics to the desktop; and full fault tolerance.

     GeoTel Gateway. GeoTel Gateway extends the sources of information on which call routing decisions can be based. For example, the product enables the Intelligent CallRouter to perform a customer database lookup during Pre-Routing to more effectively determine the optimum destination for each call. Using a database- and application-independent interface to the Intelligent CallRouter, values are passed between a routing script and the external database via a custom application, giving the Intelligent CallRouter access to caller information without compromising database security.

     GeoTel Enterprise IVR. GeoTel Enterprise IVR enables IVRs from multiple vendors to communicate directly with the Intelligent CallRouter, leveraging these devices in both the Pre-Routing and Post-Routing of calls. This direct, two-way communication also allows the Intelligent CallRouter to manage IVR port utilization and to include IVR data in comprehensive call center performance reports. GeoTel Enterprise IVR offers caller identification and segmentation, support for skill-based routing, IVR load balancing, IVR queuing, and delivery of IVR data to answering resources across the enterprise. The product enables the Intelligent CallRouter to interact with multi-vendor IVRs by sending and receiving industry-standard messages. Intelligent CallRouter users can strategically position premises-based IVRs either behind or in front of the ACD, and/or utilize network-based IVR capabilities. Regardless of location, the IVR can initiate and complete call redirection without a PBX/ACD, enhancing call delivery and customer satisfaction while reducing CPU and trunk utilization on the ACD. Moreover, users can individually program their IVRs to receive customized benefits from the interface and ensure that results meet business objectives.

     GeoTel Enterprise Web. GeoTel Enterprise Web is an interface to the Intelligent CallRouter that broadens customer-contact options to include interactive, Web-initiated transactions. This industry-standard, open interface distributes calls originating from the Internet in the same manner as those arriving from a carrier network, enabling users to keep pace with their customers' changing preferences and expectations. When voice contact with an agent is required, a rich set of customer-profile data entered on a Web page can be delivered to screen pops and other CTI applications.

     GeoTel Enterprise Agent. GeoTel Enterprise Agent extends the GeoTel software environment by providing CTI, call distribution and reporting capabilities for branch office, SOHO (Small Office/Home Office) and other non-ACD-based agents. In addition to skill-based routing, the product provides softphone, screen pop and third-party call control functionality to remote agents. By incorporating agents from beyond a call center's physical location, GeoTel Enterprise Agent extends the boundaries of the virtual call center. The product enables companies to better utilize existing and on-demand answering resources, fully extend CTI functionality across an entire enterprise regardless of agent location, and reduce the need for ACD-extension products. The use of GeoTel Enterprise Agent also expands hiring options, improves agent retention, and lowers the cost associated with turnover by increasing agent-location options.

     Software license fees for the Company's products vary significantly based on a number of factors, including the functionality of the system, the number of sites, the number of agents at each site and the level of redundancy required. The customer list price for software license fees for the Intelligent CallRouter software typically range from approximately $420,000 for a three-site configuration with some redundancy to approximately $1,000,000 for an eight-site configuration with extensive redundancy. Pricing for the Network ICR averages approximately $2,000,000 to $3,000,000 per network service provider. Site ICR software starts at $60,000 per call center site. The Company typically provides discounts based on volume purchases. The Company and its customers generally enter into maintenance agreements providing for ongoing service and product upgrades for a fixed annual fee. Maintenance services and installation services, which are not included in the license fee, amount to an additional 15% and 10%, respectively, of the list price license fee. Maintenance contracts are renewable on an annual basis.

TECHNOLOGY

     The Company has developed a number of innovative technologies to support its open strategy:

     Real-Time Routing. The Intelligent CallRouter's real-time delivery of enterprise-wide call center data makes use of innovative Local and Wide Area Network (LAN/WAN) solutions to efficiently distribute information and facilitate connectivity. A mixed LAN/WAN environment is supplemented by dial capabilities for both casual access of data from remote premises as well as alarm notification and paging. All clients are configured with redundant data paths to central services for both configuring and monitoring the enterprise. The system is designed to run on single or multiple Windows NT server-class machines. Interprocess communication is efficient based on native capabilities within Windows NT integrated with the Company's processes. The architecture can scale to support very large numbers of customers, call centers, ACDs, IVRs, Web servers, agents, business applications and other resources.

     Distributed Fault Tolerance. To meet rigorous requirements for system reliability in the customer interaction market, the Company has developed innovative, industry-standard distributed, fault-tolerant software solutions to provide not only tolerance of hardware, software and communications failures, but also for the loss of an entire site. The Company's software technology relating to virtual time synchronization provides fault tolerance at the process level and includes protection against single-point hardware failures. Detection of failures is immediate and the Company has augmented standard TCP/IP protocols with features designed to minimize outages due to communications failures.

     Remote Support and Diagnostics Technology. The Intelligent CallRouter incorporates extensive system-management capabilities, including alarming with automatic "phone home" and paging capabilities, symmetric database replication, intelligent PC Server node management, and tools to provide graphical representations of system status. Consistent with an open architecture, the system will export Simple Network Management Protocol (SNMP) "traps" to management systems. Fully redundant communications paths are enhanced with real-time detection of communications failures with near instantaneous switchover to redundant links.

     Carrier Connectivity. The Intelligent CallRouter meets the certification standards of all three of the major U.S. interexchange carrier (IXC) networks, AT&T, MCI and Sprint, by interfacing with the SS7, UDP/IP, and X.25 networks, respectively, using the proprietary protocols of each carrier. The Intelligent CallRouter architecture is designed to support the introduction of other network interfaces as the Telecommunications Act of 1996 enables the entry of other providers into the toll-free marketplace. Internationally, GeoTel software interfaces with the British Telecom, Optus Communications, Stentor, France Telecom, AT&T-Unisource and Telecom New Zealand networks via their respective protocols. The Company is also developing interfaces for additional domestic and international carriers.

     Premises-based Switching/Call Processing Interfaces. The Company has developed event-based interfaces to all of the major ACDs. The Intelligent CallRouter currently supports nine switches: Lucent DEFINITY, Aspect CallCenter, NTI Meridian, NTI DMS-100, Rockwell Galaxy, Rockwell Spectrum, Siemens Rolm 9751 CBX ,Siemens HICOM 300E and the Alcatel A4400. By developing event-based tracking of the ACDs (detecting when any event of interest happens at the ACD), the Intelligent CallRouter has the capability to report accurate enterprise-wide statistics and know accurately which agents are available and skilled to handle incoming calls. The Intelligent CallRouter can also control, via Post-Routing, how calls directed to or from the switch are subsequently routed and have the ability to deliver associated call and caller data. By designing the Intelligent CallRouter to have the capability to interface to all ACDs, PBXs, IVRs, and other premises-based equipment, the Intelligent CallRouter enables customers to utilize equipment from multiple vendors allowing effective use of a multi-vendor switching environment. In contrast, proprietary solutions require all switches to be purchased from the same vendor.

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

     CTI. Through its open interfaces with the network, ACDs, IVRs, desktop applications and other information resources, the ICR collects a uniquely rich set of call related data that can be delivered for use at an agent's desktop. In addition, utilizing the Company's CTI Server process and through the use of modern component technology, the product includes the ability to readily embed softphone controls into a customer's existing desktop business application, significantly reducing the integration time normally associated with this effort.

SALES AND MARKETING

     The Company's distribution strategy is to sell its Intelligent CallROUTER and Site ICR software solutions and services to major corporations who are significant users of inbound toll-free services. The Company sells its Network ICR software solution and services to Network Service Providers (NSPs), providing them with the ability to place the Network ICR within their long-distance network. This allows the NSP to resell the call routing capabilities of the Network ICR to their customers as a value-added service. The Company uses a direct sales force in North America and Europe as its primary distribution channel to market to these companies. There are currently forty-three direct sales representatives located in eighteen offices in the U.S, Europe, and Canada. Each sales representative carries a quota for a defined geographic territory and is compensated for all sales within the territory. The Company's sales strategy is based on a consultative sales process, working closely with customers to understand and define their needs and determine how they can be addressed by the Company's products. This strategy continues after the initial sale. The Company, through ongoing sales, support, training and maintenance, maintains close contact with its existing customers in order to determine the customers' evolving requirements for updates and enhancements.

     In addition to the direct sales organization, the Company has signed agreements with AT&T, Hewlett Packard, Lucent Technologies, Sprint, MCI and Optus to complement direct sales and provide international distribution. These arrangements range from co-marketing agreements with Sprint, to distribution agreements with AT&T, Hewlett Packard, Lucent Technologies and Optus. MCI has signed a three-year renewable agreement with the Company to offer its products as a service to customers on a worldwide basis. The Company has notified MCI of its intent not to renew this agreement. Optus is a distributor of the Company's products in the Australian and New Zealand markets. AT&T and Lucent Technologies are distributors of the Company's products on a worldwide basis. Hewlett Packard is a distributor of the Company's products on a worldwide basis with the exception of the Company's Network ICR product which it does not have the right to distribute in the United States. To complement its North American and European sales strategy, the Company intends to develop sales channels for its products in additional international markets. The Company plans to address additional international markets by using its direct sales force and expects to add several other distribution partners.

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

     The Company currently derives substantially all of its revenues from software licenses and related services. A significant portion of the Company's revenues to date has been derived from a limited number of customers. Compaq and Lucent accounted for approximately 21% and 14%, respectively, of the Company's total revenue in 1998. Compaq and Optus accounted for approximately 19% and 14%, respectively, of the Company's total revenues in 1997. Fidelity and Optus accounted for approximately 14% and 11%, respectively, of the Company's total revenues in 1996. International sales represented 29%, 33% and 15% of revenues in 1998, 1997 and 1996, respectively. More information regarding the Company's revenues is included under the heading "Risk Factors That May Affect Future Results," and Footnote H in Item 8 under "Notes to Consolidated Financial Statements."

CUSTOMER SERVICE AND SUPPORT

     The Company believes that high-quality customer service and support are integral components of the solutions it offers. The Company's customer service and support organization provides customers with technical support, training, professional services and implementation/installation services. The Company believes that in order to meet its customers' support expectations it must invest in and leverage technology to build its service infrastructure. As of December 31, 1998, the Company had 84 employees in its customer service and support organization. All of the Company's customers currently have software maintenance agreements with the Company that provide for one or more of the following services:

     Software Maintenance and Support. The Company's support organization offers a variety of support services to its customers including telephone, electronic mail and facsimile customer support through its support services staff. In addition, the product provides a "call home" application which allows customers to request service on-line. Initial product license fees do not cover software maintenance. Through its standard customer support package, the Company provides its customers with continuous, 7 day, 24 hour-per-day basic telephone support and 24-hour monitoring and quick response through use of the Company's remote support technology. The office staffing hours for support is 7 day, 24 hour-per-day basis, excluding Company holidays. Coverage is provided after normal business hours by one or more Company representatives who are available via the Company's answering service and/or pager and have remote access to computer systems to assist in resolution of reported problems. Periodic product updates and maintenance releases are included with the annual support fees for the Company's standard support.

     Documentation and Training. The Company provides each customer with product design, documentation and training. The product includes an easy-to-use graphical user applications interface with on-line help. A complete library of end-user documentation is also provided with each system. The Company offers comprehensive training courses in all aspects of the product at its facility in Lowell, Massachusetts, and at the customer's option, provides on-site customer training. Fees for education and training services, beyond those services provided as a part of installation services, are in addition to and separate from the license fees charged for the Company's software products and are charged per student, per class or on a time-and-materials basis.

     Professional Services. The Company's applications consultants are available to work closely with customers to provide assistance with a number of activities including: application and configuration design; script and report customization; call flow analysis; database, CTI, and host systems integration; data conversions; custom development; and client/server application programming. Fees for professional services are charged separately from the Company's software products on a time-and-materials basis. In addition, the Company intends to continue to develop relationships with third-party professional service organizations in order to support its customer base.

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

     The Company announced the Intelligent CallRouter in August 1994 and began customer shipments in May 1995. In January 1997, the Company announced the Network ICR followed in August 1997 by Enterprise CTI. In February 1998, the Company introduced Site ICR. In addition to these products, during 1998 the Company released new versions of its products. The Company plans to introduce enhancements to its existing products and new products that can be sold to existing and new customers. The Company is currently working on several projects that will be designed to enhance its products in the areas of desktop integration, computer telephony integration, and the use of the Internet and Intranets. The Company also places significant emphasis on enhancing its products to work in international markets, and is working to expand its portfolio of international carrier network interfaces.

     The Company intends to expand its existing product offerings and introduce new products for the customer interaction software market. Although the Company expects that most of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties and evaluate third-party applications for inclusion within its products on an ongoing basis. The Company believes that its future performance will depend, in large part, on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness, meet an expanding range of customer requirements and continue to recruit highly skilled and qualified software professionals.

     As of December 31, 1998, the Company's product development, quality assurance and technical writing staff consisted of 74 employees. The Company's total expenses for research and development for 1998, 1997 and 1996 were $7,493,000, $4,023,000 and $3,086,000, respectively which represented 16.7%,
21.6% and 34.1% of revenues, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

COMPETITION

     The market for telecommunications software products is intensely competitive and is subject to rapid technological change. Because of the Company's broad product offering, it competes in several different segments of the telecommunications industry. The Company has relatively few competitors in the multi-site and carrier segments of the market; however, the Company expects competition to increase significantly in these segments in the future. Currently, the Company's principal competitors in these market segments include Genesys Telecommunications Laboratories (Genesys), Lucent Technologies, and Aspect Telecommunications Corporation. Additional competitors, include ACD provider Northern Telecommunications, Inc., and technology solutions company, IEX Corporation, which may enter the market by enhancing their proprietary private network solutions or by entering into arrangements with the interexchange carriers.

     The Company competes with traditional CTI vendors in the single-site segment of the market place. This portion of the market is highly fragmented with no one vendor representing a large share of the market. Most ACD vendors offer CTI solutions specific to their ACD offering. In addition, other companies offer CTI products that integrate with third-party ACD products. These companies include Genesys, Quintus Corporation and a host of others.

     In addition, one or more interexchange carriers, including AT&T, MCI, Optus and Sprint, which are third-party distributors for the Company, could choose to provide or distribute competitive products and services. For example, in April 1998, the Company entered into a distribution agreement with AT&T whereby AT&T is now marketing, selling and supporting AT&T Resource Manager, an AT&T offering built upon GeoTel's Intelligent CallRouter software. AT&T Resource Manager replaced AT&T Call Center Transaction Manager, an AT&T product which, prior to this agreement, was competitive with GeoTel's Intelligent CallRouter.

     The Company believes that, to date, approximately one-half of the Company's customers have purchased the Company's products to replace or enhance existing call routing solutions offered by the interexchange carriers. The Company's other customers have purchased the Company's products in order to implement a virtual call center solution for the first time. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Accordingly, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Moreover, the Company may be subject to potential conflicts of interest from time to time if a current distributor, such as AT&T, IBM, MCI, Optus or Sprint, provides or distributes competitive products or services. In this regard, a customer which elects to provide or distribute competitive products or services could make strategic decisions with respect to pricing and other matters relating to products provided or distributed by it which could adversely affect the Company's business, operating results and financial condition.


INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies primarily on a combination of patent, copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect its proprietary rights. The Company has been issued two patents, which expire in March 2015, relating to the architecture, operating methodologies and interfaces of the Company's Intelligent CallRouter ("ICR"), Network ICR and Site ICR products both in the United States and internationally. The Company also has one patent application pending in the United States and internationally. While the Company believes that its pending patent application relates to a patentable invention, there can be no assurance that such patent application or any future patent application will be granted or that any patent relied upon by the Company will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide competitive advantages to the Company. Moreover, despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain the use of information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Prior to December 16, 1998, the software and network adapter necessary to enable the Company's Intelligent CallRouter, Network ICR and Site ICR products to interface with the AT&T network was licensed by the Company from a single vendor under a perpetual, fully-paid license. On December 16, 1998, the Company acquired certain assets and assumed certain liabilities of this vendor including the intellectual property related to such software and network adapters. The acquisition was the result of a long-standing technical relationship between the two companies and will enable GeoTel to extend its core competency and technology leadership to include a broader capability in deploying these network protocols. This transaction is not expected to be material to the Company's financial results.

     GEOTEL(R), Intelligent CallRouter(R), Pre-Routing(R) and Post-Routing(R) are registered trademarks of the Company in the United States and other jurisdictions. Network Intelligent CallRouter, Site ICR, GEOTEL stylized logos and all product names in the GEOTEL Product family are trademarks of the Company. All other trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

EMPLOYEES

     As of December 31, 1998, the Company had a total of 261 employees, 246 of which are based in the United States. Of the total, 74 were in research and development, 84 were in support and support services, 83 were in sales and marketing and 20 were in administration and finance. The Company's future performance depends in significant part upon the continued service of its key technical, sales and marketing, and senior management personnel and its continuing ability to attract and retain highly qualified technical, sales and marketing, and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

     The Company has adopted policies with regard to the issuance of stock options and payment of cash bonuses in years in which the Company has met or exceeded its internal performance goals. These policies are designed to minimize turnover and align company and employee goals, although there can be no assurance that such policies will be successful.

ITEM 2:   PROPERTIES

     The Company's executive office is located in Lowell, Massachusetts in a facility consisting of approximately 51,100 square feet, under a sublease, which expires in December 2006. This sublease provided an additional 15,900 square feet on January 1, 1999 for a total square footage of 67,000 square feet. The Company has the right, with proper notice, to terminate this sublease at the end of the sixth year (2003) of the sublease. In addition, the Company leases office space in the metropolitan areas of Atlanta, Chicago, Dallas, Philadelphia, Phoenix, San Francisco, Washington, D.C. and Ontario, Canada.

ITEM 3:   LEGAL PROCEEDINGS

     On January 31, 1997 the Company filed suit for patent infringement against Genesys Telecommunications Laboratories, Inc. ("Genesys"), of San Francisco, California, in the U.S. District Court for the District of Massachusetts. In the action, the Company, owner of U.S. Patent No. 5,546,452 (the "452 Patent"), alleges that certain of Genesys' products infringe the Company's patent. On November 20, 1998, the Company and Genesys entered into a settlement agreement concerning the patent dispute on terms the Company believes are not material to its financial results. Pursuant to the settlement, the Company will receive license fees from Genesys and has granted Genesys a nonexclusive, irrevocable license to use and distribute all present and future Genesys products to the extent they are covered by the 452 Patent or any related patent.

     The Company is a party to certain other legal proceedings. However, the Company believes that none of these proceedings is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the Symbol: "GEOC". The following table sets forth the range of high and low bid prices, on a quarterly basis, for the Company's common stock during the past two years as reported by the NASDAQ Stock Market. All amounts below reflect a two-for-one stock split of the Company's common stock, effected in the form of a 100% stock dividend on September 22, 1998.

                                                                Year Ended                  Year Ended
                                                            DECEMBER 31, 1998           DECEMBER 31, 1997
                                                       ---------------------------  -------------------------
                                                             HIGH          LOW           HIGH          LOW
                                                       -------------- ------------  ------------- -----------
          First Quarter..............................      $ 14.19       $  7.38       $   9.56      $  5.38
          Second Quarter.............................      $ 20.44       $ 11.25       $   7.38      $  4.75
          Third Quarter..............................      $ 30.00       $ 16.75       $  10.03      $  6.25
          Fourth Quarter.............................      $ 42.63       $ 17.75       $  10.31      $  6.75

     The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. The Company presently intends to retain its earnings to finance further growth of its business. As of March 23, 1999, the Company's common stock was held by approximately 143 shareholders of record. This does not reflect persons or entities that hold their stock in nominee or street name accounts through various brokerage firms. The Company estimates that there are over 5,600 shareholders that hold their stock in nominee or street name accounts.


CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 20, 1996, the Company's Registration Statement of Form S-1 (File No. 333-13263) became effective. The net proceeds from the offering were approximately $26,704,000. To date, the Company has utilized approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit and $1,800,000, of the $2,000,000 aggregate purchase price, for the acquisition of Danar Corporation. The Company has not used any of the remaining proceeds from the effective date (November 20, 1996) through December 31, 1998. No payments were made to directors, officers (except in their capacity as employees of the Company) or to persons owning ten percent or more of any class of equity securities of the Company, or to the affiliates of the Company.

ITEM 6:   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                      1998          1997            1996          1995         1994
                                                    -------        -------         ------       -------       -------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
     STATEMENT OF OPERATIONS DATA:
     Revenues .............................         $44,852        $18,611         $9,047       $ 1,534
     Gross profit..............................      36,379         15,027          7,336           659
                                                     ------         ------          -----       -------
     Net income (loss).........................       9,039          6,253            754        (3,862)      $(2,966)

     Net income (loss) available
      (attributable) to common
      stockholders.............................     $ 9,039        $ 6,253         $  657       $(3,939)      $(3,001)
                                                    =======        =======         ======       =======       =======

     Net income (loss) per share available
       (attributable) to common stockholders:
         Basic.................................     $  0.34        $  0.25         $ 0.09       $ (2.79)      $ (4.80)
                                                    =======        =======         ======       =======       =======
         Diluted...............................     $  0.32        $  0.23         $ 0.03       $ (2.79)      $ (4.80)
                                                    =======        =======         ======       =======       =======


                                                                   YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                     1998        1997       1996       1995       1994
                                                    -------    -------    -------     -------    -------
     BALANCE SHEET DATA:

     Cash and cash equivalents..................... $54,359    $40,428    $33,263     $ 4,537    $ 3,793
     Working capital...............................  49,008     36,177     31,421       4,292      4,249
     Total assets..................................  73,972     50,273     36,924       6,449      5,483
     Long-term debt, less current portion..........      --         --         --         408        338
     Convertible preferred stock...................      --         --         --      11,986      7,937
     Total stockholders' equity (deficit)           $55,757    $39,926    $32,437     $(7,312)   $(3,357)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in June 1993 to develop software solutions focused on enhanced voice and data routing technology that enables customer-oriented companies to manage customer interaction in a mission critical call center environment. From inception through the first half of 1995, the Company was engaged principally in research and product development of its Intelligent CallRouter product. The Company's first customer installation of the Intelligent CallRouter occurred in May 1995 and the Company recognized its first revenue from customer shipments in the fourth quarter of 1995. The Company initially achieved profitability in the first quarter of 1996. Unit shipments have grown due to increasing market acceptance of the Company's product and increases in the size of the Company's direct sales force. The Company expects that software licenses and related services will account for substantially all of its revenues for the foreseeable future. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current Intelligent CallRouter product line, develop new products that achieve market acceptance, maintain technological competitiveness, meet an expanding range of customer requirements and continue to recruit highly skilled and qualified software professionals. The Company primarily markets its products in the United States through a direct sales force, which is complemented by strategic sales channels, selected resellers and international partners.

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

Where there is an arrangement which includes multiple elements, revenue is allocated to the various elements based upon objective evidence of fair-value and is recognized on an element by element basis. Service revenues consist primarily of maintenance, installation, professional services and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Installation, professional services and training revenues are recognized when the services are performed.

     A significant portion of the Company's revenues to date has been derived from a limited number of customers. Revenues attributable to the Company's five largest customers accounted for approximately 49.2%, 54.1% and 49.1% of the Company's total revenues in 1998, 1997 and 1996, respectively. The Company had two customers in 1998, 1997 and 1996 that individually accounted for over 10% of the Company's total annual revenues in those years. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods.

     Export sales to the United Kingdom, New Zealand, Spain and Australia were 21%, 4%, 3% and 1%, respectively, in 1998. Export sales to Australia and the United Kingdom were 14% and 19%, respectively in 1997 and 11% and 4%, respectively in 1996.

     The Company's future results are subject to substantial risks and uncertainties. The Company has experienced substantial revenue growth since product introduction in 1995 and first achieved profitability in the first quarter of 1996. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force, indirect distribution channels and international sales and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase. The Company currently expects to derive substantially all of its revenues from software licenses and related services and that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. Although demand for the Intelligent CallRouter has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in these environments.

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

OPERATING RESULTS

     The following table sets forth, for the periods indicated, certain consolidated financial information in dollars and percentage of revenues.

                                                                       YEAR ENDED DECEMBER 31,
                                              1998           1997           1996          1998         1997          1996
                                              ----           ----           ----          ----         ----          ----
                                                    (DOLLARS IN THOUSANDS)                    (PERCENTAGE OF REVENUES)
     Revenues:
       Software license..............       $33,523        $14,651        $7,880          74.7%        78.7%         87.1%
       Services and other............        11,329          3,960         1,167          25.3         21.3          12.9
                                            -------        -------        ------         -----        -----         -----
       Total revenues................        44,852         18,611         9,047         100.0        100.0         100.0
                                            -------        -------        ------         -----        -----         -----

     Cost of Revenues:
       Cost of software license......         1,004            514           297           2.2          2.8           3.3
       Cost of services and other....         7,469          3,070         1,414          16.7         16.5          15.6
                                            -------        -------        ------         -----        -----         -----
       Total cost of revenues........         8,473          3,584         1,711          18.9         19.3          18.9
                                            -------        -------        ------         -----        -----         -----
     Gross Profit....................        36,379         15,027         7,336          81.1         80.7          81.1
                                            -------        -------        ------         -----        -----         -----

     Operating Expenses:
       Research and development......         7,493          4,023         3,086          16.7         21.6          34.1
       Sales and marketing...........        12,824          5,632         2,760          28.6         30.2          30.5
       General and administrative....         4,014          1,916         1,052           8.9         10.3          11.7
                                            -------        -------        ------         -----        -----         -----
       Total operating costs.........        24,331         11,571         6,898          54.2         62.1          76.3
                                            -------        -------        ------         -----        -----         -----
     Income from operations..........        12,048          3,456           438          26.9         18.6           4.8
     Interest income, net............         2,415          1,969           316           5.4         10.6           3.5
                                            -------        -------        ------         -----        -----         -----
     Income before  income...........        14,463          5,425           754          32.3         29.2           8.3
     Provision (benefit) for
       income taxes..................         5,424           (828)           --          12.1         (4.4)           --
                                            -------        -------        ------         -----        -----         -----
     Net income......................       $ 9,039        $ 6,253        $  754          20.2%        33.6%          8.3%
                                            =======        =======        ======         =====        =====         =====

REVENUES

     Revenues consist of software license fees and services. The Company recorded no revenues until the fourth quarter of 1995. Revenues increased 141% to $44,852,000 in 1998 from $18,611,000 in 1997 and $9,047,000 in 1996. Software license revenue increased 128.8% to $33,523,000 in 1998 from $14,651,000 in 1997, and $7,880,000 in 1996. The Company believes that the increase in license revenue is attributable to several factors, including revenue recognized under an international software licensing agreement with Digital Equipment Co., Ltd. (Digital Equipment Co., Ltd. was acquired by Compaq during 1998, and, accordingly the agreement will be referred to herein as the "Compaq Agreement"); continued market acceptance of the Company's products indicated by an increase in unit sales; an increase in the size of the Company's direct sales force; expansion of the sales channels through the addition of selected resellers and international partners and the increase in the Company's customer base. The Compaq Agreement provides, among other things, for the resale of a specified number of software licenses and one-year maintenance support valued at approximately $7,800,000. In 1998, under the Compaq Agreement, the Company recognized approximately $4,167,000 in software licenses and services revenues compared to $3,278,000 and $355,000 in 1997 and 1996, respectively. As of December 31, 1998, the Company has recognized all revenues under the Compaq agreement.

     Services and other revenues, consisting primarily of maintenance, installation and professional services revenues, increased 186.1% to $11,329,000 in 1998 from $3,960,000 in 1997, and $1,167,000 in 1996. Services and other revenue increased as a percentage of revenues to 25.3% in 1998 from 21.3% in 1997 and 12.9% in 1996. Services and other revenues increased in dollars and as a percentage of total revenues primarily as the result of an increase in the Company's customer base. Maintenance revenue, installation services, and professional services and training revenue represented 43.4%, 26.5% and 30.1%, respectively, of total services and other revenues in 1998 compared to 59.2%, 28.5% and 12.3%, respectively, in 1997 and 31.4%, 58.9% and 9.7%, respectively, in 1996. Professional services and training revenue comprises a larger percentage of total services and other revenues in 1998 due to significant non-recurring professional services. The Company anticipates that maintenance revenue as a percentage of total services and other revenues will continue to grow as the Company's customer base increases. Installation services revenue will vary based upon software license revenue. Professional services and other revenue are non-recurring in nature and will fluctuate in dollars and as a percentage of total services and other revenues from year to year. The Company performs professional services primarily in situations where such work will result in additional software license revenue.

     International revenues (sales outside of the United States) increased to $13,038,000 in 1998 compared to $6,240,000 in 1997 and $1,382,000 in 1996.
International revenues decreased to 29.1% of total revenues in 1998 compared to 33.5% in 1997 and 15.3% in 1996. The decrease in percentage of international revenues compared to total revenues in 1998 was due to domestic revenue growth exceeding international revenue growth. The majority of the international revenue in 1998, 1997 and 1996 were derived from two customers. The Company believes that it will continue to derive a significant portion of its revenues from international sales and that international revenue will comprise a larger percentage of total revenue in future years. To date, the Company's international sales have been denominated in U.S. currency.

     In 1996, an investor who at the time owned over 10% of the Company's total common shares outstanding, was also a customer of the Company. This customer's purchases from the Company represented 14% of total revenues in 1996. Gross profit from these transactions approximated those realized in similar transactions with unrelated parties. At December 31, 1996, this investor's ownership percentage was approximately 9% and at December 31, 1997 and 1998 this investor no longer had a significant ownership percentage in the Company.

COST OF REVENUES

     Cost of software license revenue. Cost of software license revenue consists principally of development costs associated with the Compaq Agreement and the costs of interface cards. Cost of software license revenue in 1998 increased 95.3% to $1,004,000 compared to $514,000 in 1997 and $297,000 in 1996. Cost of software licenses as a percentage of software license revenue were 3.0%, 3.5% and 3.8% for 1998, 1997 and 1996, respectively. The increase in dollars in software license revenues in 1998 was primarily due to development costs under the Compaq Agreement and an increase in software license revenue. The Company believes that in future periods, cost of software license revenue will continue to range from 3% to 5% of software license revenue.

     Cost of services and other revenue. Cost of services and other revenue consists principally of the costs incurred to provide installation, professional services, maintenance and training services. The expenses incurred to provide these services are comprised primarily of personnel costs (salaries, fringe benefits and recruiting fees), travel and facility costs. Cost of services and other revenue in 1998 increased 143.3% to $7,469,000 compared to $3,070,000 in 1997 and $1,414,000 in 1996. Cost of services and other revenue as a percentage of services and other revenues were 65.9%, 77.5% and 121.2% for 1998, 1997 and 1996, respectively. The dollar increase in services and other revenue was primarily the result of increased personnel and travel costs. These costs increased as a result of the increase in the number of customers under maintenance contracts. The percentage decrease in cost of services and other revenue expenses was primarily the result of the Company's significant revenue growth. The Company believes that in future periods, cost of services and other revenue as a percentage of services and other revenue will fluctuate significantly based upon the mix of the services provided. The Company plans on continuing to invest in its infrastructure both domestically and internationally and as a result, the Company anticipates that the cost of services and other revenue will increase in dollars and as a percentage of services and other revenues. The Company believes that in future periods, cost of services and other revenue will increase to 70% to 80% of services and other revenues.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist principally of personnel and facility costs. Research and development expenses in 1998 increased 86.3% to $7,493,000 compared to $4,023,000 in 1997 and
$3,086,000 in 1996. Research and development expenses as a percentage of total revenues were 16.7%, 21.6% and 34.1% in 1998, 1997 and 1996, respectively. The percentage decrease in research and development expenses was primarily the result of the Company's significant revenue growth. The increase in absolute dollars in research and development expenses was the result of increases in personnel and related facility costs. The major product development efforts in 1998 related to the development of interfaces for international carriers, computer telephony integration for the desktop and enhancements to Company's existing products. The Company plans to continue to introduce enhancements to its existing products and new products that can be sold to existing and new customers. The Company is currently working on several projects that will be designed to enhance its products in the areas of desktop integration, computer telephony integration, and the use of the Internet and Intranets. The Company also places significant emphasis on enhancing its products to work in international markets and is working to expand its portfolio of international carrier network interfaces.

     The Company anticipates that research and development expenses will continue to increase in absolute dollars but level off as a percentage of revenues ranging from 15% to 20% in the foreseeable future.

     Sales and Marketing. Sales and marketing expenses consist principally of personnel costs, commissions, travel, trade shows, promotional expenses and facility costs. Sales and marketing expenses in 1998 increased 127.7% to $12,824,000 compared to $5,632,000 in 1997 and $2,760,000 in 1996. Sales and
marketing expenses as a percentage of total revenues were 28.6%, 30.2% and 30.5% for 1998, 1997 and 1996, respectively. The increase in absolute dollars in sales and marketing expenses was primarily comprised of increases in personnel, travel, facility and commission costs. The increase in personnel costs was the result of adding sales personnel to the direct sales force. Direct sales personnel headcount increased to 43 at the end of 1998 compared to 19 at the end of 1997 and 10 at the end of 1996. The commission expense increase was attributable to higher sales. The Company anticipates that sales and marketing expenses will increase in absolute dollars and as a percentage of total revenues, and ultimately level off as a percentage of revenues ranging from 30% to 35% in the foreseeable future.

     General and Administrative. General and administrative expenses consist principally of personnel costs for administrative, finance, information systems, human resources and general management personnel, as well as legal expenses and facility costs. General and administrative expenses in 1998 increased 109.5% to $4,014,000 compared to $1,916,000 in 1997 and $1,052,000 in 1996. General and
administrative expenses as a percentage of total revenues were 8.9%, 10.3% and 11.7% for 1998, 1997 and 1996, respectively. General and administrative expenses have increased in absolute dollars due to an increase in personnel, travel and legal costs. These costs have increased due to an increase in employees and growth of the business. The Company anticipates that general and administrative expenses will increase in absolute dollars but level off as a percentage of revenues ranging from 9% to 12% in the foreseeable future.

OTHER INCOME

     Interest income, net, of $2,415,000 compared to $1,969,000 and $316,000 for 1998, 1997 and 1996, respectively, resulted from investments of the Company's cash balances, net of interest expense incurred on bank term notes in 1996. In the fourth quarter of 1996, the Company raised approximately $26,704,000 in cash from its initial public offering. The Company used a portion of the proceeds from the offering to repay in full the Company's outstanding debt and invested the remainder of the proceeds. Interest income increased significantly due to an increase in cash available for investment in 1998 compared to 1997 and 1996.

PROVISION (BENEFIT) FOR INCOME TAXES

     The Company's effective tax rate was 37.5% for 1998. No income tax provision was recorded for federal income tax purposes for the years prior to the year ended December 31, 1997. The Company recorded a benefit for income taxes in 1997 by eliminating its valuation allowance resulting in net deferred tax assets of approximately $2,190,000. Prior to the fourth quarter of 1997, the Company had recorded a full valuation allowance against its deferred tax assets due to uncertainty regarding the potential realizability of these assets. In the fourth quarter of 1997, the Company determined that it is more likely than not that the deferred tax assets will be realized. The factors contributing to the elimination of the allowance were profitability since 1996 and management's projections of profitability in the future. See the Consolidated Financial Statements and Notes thereto. The Company expects its effective tax rate to approximate 37.5% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, prior to its initial public offering on November 20, 1996, had financed its operations since inception primarily by private sales of equity securities pursuant to which the Company received approximately $12,123,000 and by bank term notes to finance purchases of equipment. The principal uses of cash have been to fund research and development of the Company's products and initial marketing of the products and to purchase capital equipment. On November 20, 1996, the Company completed its initial public offering of common stock, which generated net proceeds of $26,704,000. The Company used approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. The Company's cash and cash equivalents increased to $54,359,000 at December 31, 1998 compared to $40,428,000 at December 31, 1997 and $33,263,000 at December 31, 1996. The increase in cash and cash equivalents was due to the increase in operating profits and due to an increase in advance customer payments which are recorded to deferred revenue. The Company's accounts receivable increased to $8,401,000 at December 31, 1998 compared to $3,685,000 at December 31, 1997 and $2,121,000 at December 31, 1996. The Company's working capital increased to $49,008,000 at December 31, 1998 compared to $36,177,000 at December 31, 1997 and $31,421,000 at December 31, 1996.

     The Company's operating activities provided $15,413,000, $8,796,000 and $3,306,000 in 1998, 1997 and 1996, respectively. The improvement in cash flow from operations is primarily the net result of more profitable operations as a result of higher revenues, an increase in accounts receivable, an increase customer advance payments and tax benefits from employees' exercise of stock options.

     The Company's investing activities used cash of $4,337,000, $2,047,000 and $743,000 in 1998, 1997 and 1996, respectively. In 1998, 1997 and 1996, investing activities resulted in a use of cash due to the significant increase in capital expenditures. Capital expenditures increased significantly in 1998, 1997 and 1996 due to the increase in personnel and for product development needs. Capital expenditures in 1998 included an additional 15,900 square feet of corporate office space and a minor acquisition and, in 1997, the Company's move to a larger corporate office. The acquisition of substantially all of the assets and assumed certain liabilities of Danar Corporation occurred in December of 1998 for approximately $2,000,000.

     The Company's financing activities provided $2,855,000, $416,000, and $26,163,000 in 1998, 1997, and 1996, respectively. In 1996, financing activities consisted primarily of the Company's initial public offering of common stock. In 1998 and 1997, financing activities consisted primarily of sales of equity securities under the Company's employee stock plans.

     As of December 31, 1998, the Company had no material commitments for capital expenditures.

     The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next twelve months.

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings. The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

IMPACT ON THE YEAR 2000 ISSUE

     The Company is aware of the issues associated with the programming code in existing information technology systems as well as non-information technology systems (such as building security, voice mail, telephone, electricity, water and other systems containing embedded microprocessors) as the millennium (Year
2000) approaches. The Company has designed its products to, and has commenced efforts to ensure that the information technology systems and non-information technology systems will function properly beyond 1999. Based on an assessment of its products to date, the Company believes that its current products are compatible with Year 2000 functionality. The Company's Year 2000 compliance evaluation stage has been completed and the Company does not foresee a material impact on its business or operating results from the Year 2000 problem. Before any new products are introduced, the Company will continue to evaluate the compatibility with Year 2000 functionality.

     Based on its assessments to date, the Company believes it will not experience any material disruption as a result of the Year 2000 issues. However, if certain critical third-party providers, such as those providing electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shut down of the Company's operations at individual facilities could occur for the duration of the disruption. There can be no assurance that further assessment of the Company's products and internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and such efforts may be costly and may divert the Company's resources from other product development or infrastructure improvement programs. The foregoing could result in the loss of or delay in market acceptance of the Company's products and services, increased service and warranty costs to the Company or payment by the Company of compensatory or other damages. Further, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis. The Company's business, operating results and financial condition could be materially adversely affected by the failure of the Company's products and its internal systems and applications to properly operate or manage data beyond 1999. Costs incurred in the compliance effort have been immaterial and are expensed as incurred. The Company estimates that the remediation stage was more than 90% complete at December 31, 1998 and that the remaining stages for the Year 2000 Program are on schedule to be completed by June 30, 1999. Currently, the Company has not developed a contingency plan should its products or internal systems fail to operate after the Year 2000 but plans to develop such a contingency plan during the second and third quarters of 1999.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a highly competitive and changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights a number of these risks.

     The Company does not provide forecasts of future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K that are not historical facts (including, but not limited to, statements concerning services and other revenue, international revenues, anticipated cost of revenues levels, anticipated operating expense levels and such expense levels relative to the Company's total revenues) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Limited Operating History; Future Operating Results Uncertain. The Company was incorporated in June 1993 and did not begin shipping products until May 1995. The Company's future results are subject to substantial risks and uncertainties. The Company has experienced substantial revenue growth since the Intelligent CallROUTER product introduction and first achieved profitability in the first quarter of 1996. However, due to the Company's limited operating history there can be no assurance that such revenue growth and profitability will continue in the future on a quarterly or annual basis. Future operating results will depend on many factors including, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels, the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force, indirect distribution channels and international sales and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase. The Company currently expects to derive substantially all of its revenues from software licenses of the Products and related services and that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. Although demand for the Company's products have grown in recent quarters, the market for solutions focused on enhanced voice and data routing technology that enable customer-oriented compared to manage customer interaction in a mission critical call center environment is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in these environments. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

     Potential Fluctuations in Quarterly Operating Results. The Company's quarterly operating results may in the future vary significantly depending on factors such as: i) increased competition from Genesys, Lucent Technologies, and Aspect Telecommunications Corporation. Additional competitors, including other ACD providers, such as, Northern Telecommunications, Inc. and Rockwell International Corporation and technology solutions companies such as IBM and IEX Corporation, may enter the market by enhancing their proprietary private network solutions or by entering into arrangements with the interexchange carriers. Additionally, the Company competes with traditional CTI vendors in the single site segment of the market place. This portion of the market is highly fragmented with no one vendor representing a large share of the market. Most ACD vendors offer CTI solutions specific to their ACD offering. In addition other companies offer CTI products that integrate with third-party ACD products, ii) the timing of new product announcements and changes in pricing policies by the Company and its competitors, iii) market acceptance of new and enhanced versions of the Company's products, iv) the size and timing of significant orders, v) order cancellations by customers, vi) the lengthy sales cycles of the Company's products, vii) changes in operating expenses, viii) changes in Company strategy,
ix) personnel changes, x) the Company's ability to manage growth, if any, including the continued improvement in its financial and management controls and growth of its employee work force and xi) general economic factors. product revenues are also difficult to forecast because the market for the Company's software products is rapidly evolving, and the Company's sales cycle varies substantially from customer to customer. A significant portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees may cause material fluctuations in the Company's business, operating results and financial condition. The Company's products and services generally require capital expenditures by customers as well as the commitment of resources to implement the Company's products. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last month of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

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

     Risks Associated with Customer Concentration and One-Time License Fees. A significant portion of the Company's revenues to date has been derived from a limited number of customers. Revenues attributable to the Company's five largest customers accounted for approximately 49.1%, 54.1% and 49.2% of the Company's total revenues in 1996, 1997 and 1998, respectively. Fidelity and Optus accounted for approximately 14.1% and 11.4%, respectively, of the Company's total revenues for 1996. Compaq and Optus accounted for approximately 18.9% and 14.3%, respectively, of the Company's total revenues for 1997. Compaq and Lucent accounted for approximately 20.5% and 13.6%, respectively, of the Company's total revenues for 1998. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers, other than AT&T, Hewlett Packard, MCI, and Sprint, is contractually obligated to license or purchase additional products or services from the Company. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. There can be no assurance that any of the Company's customers will continue to purchase the Company's products and services in amounts similar to previous periods or that revenues from customers that have accounted for significant revenues in past periods, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration.

     Lengthy Sales and Implementation Cycles. The Company's products are typically intended for use in applications that may be critical to a customer's business. The license and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy (recently averaging approximately six months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize license revenues until all significant post-delivery obligations have been satisfied, including the development of specific product features, which, in certain cases, can take several quarters. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. There can be no assurance that the Company will not experience delays in the future, particularly if the Company receives orders for large, complex installations.

     Product Concentration; Dependence on Growth in CTI Market. The Company currently derives substantially all of its revenues from software licenses for its products and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the Company's products as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in sales of the Company's products could also have a material adverse effect on sales of other Company products that may be sold to the Company's current customers. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the Company's current products and other future products. There can be no assurance that the Company will continue to be successful in marketing the Company's products or any new or enhanced products.

     The Company's products are utilized in call centers maintained by companies in a variety of industries. The products are currently expected to account for substantially all of the Company's future revenues. Although demand for the products has grown in recent quarters, the call center market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in those environments. There can be no assurance that the market for the Company's products will continue to grow. In addition, changes in the business or pricing strategies of the interexchange carriers or ACD vendors could adversely affect demand for the Company's products. If the call center market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. During recent years, segments of the telecommunications industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     COMPETITION. The market for telecommunications software products is intensely competitive and is subject to rapid technological change. Because of the Company's broad product offering, it competes in several different segments of the telecommunications industry. The Company has relatively few competitors in the multi-site and carrier segments of the market, however, the Company expects competition to increase significantly in these segments in the future. Currently, the Company's principal competitors in these market segments include Genesys, Lucent Technologies, and Aspect Telecommunications Corporation. Additional competitors, including other ACD provider Northern Telecommunications, Inc.,and technology solutions company IEX Corporation, may enter the market by enhancing their proprietary private network solutions or by entering into arrangements with the interexchange carriers. The Company competes with traditional CTI vendors in the single-site segment of the marketplace. This portion of the market is highly fragmented with no one vendor representing a large share of the market. Most ACD vendors offer CTI solutions specific to their ACD offering. In addition other companies offer CTI products that integrate with third-party ACD products. These companies include Genesys, Quintus Corporation and a host of others. In addition, one or more interexchange carriers, including AT&T, MCI, Optus and Sprint, which are third-party distributors for the Company, could choose to provide or distribute competitive products and services. For example, in April 1998, the Company entered into a distribution agreement with AT&T whereby AT&T is now marketing, selling and supporting AT&T Resource Manager, an AT&T offering built upon GeoTel's Intelligent CallRouter software. AT&T Resource Manager replaced AT&T Call Center Transaction Manager, an AT&T product which, prior to this agreement, was competitive with the Intelligent CallRouter.

     The Company believes that, to date, approximately one-half of the Company's customers have purchased the Company's products to replace or enhance existing call routing solutions offered by the interexchange carriers. The Company's other customers have purchased the Company's products in order to implement a virtual call center solution for the first time. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Accordingly, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Moreover, the Company may be subject to potential conflicts of interest from time to time if a current distributor, such as AT&T, IBM, MCI, Optus or Sprint, provides or distributes competitive products or services. In this regard, a customer which elects to provide or distribute competitive products or services could make strategic decisions with respect to pricing and other matters relating to products provided or distributed by it which could adversely affect the Company's business, operating results and financial condition.

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

     Management of Growth; Dependence Upon Key Personnel. The Company has experienced a period of rapid growth in revenues that has placed a significant strain upon its management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     Risks Associated With International Expansion. International sales accounted for approximately 29.1%, 33.5% and 15.3% of the Company's revenues for 1998, 1997 and 1996, respectively. As part of its business strategy, the Company is seeking opportunities to expand its products into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors, some of whom may have established strong relationships with carriers. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to integrate its products with local proprietary networks in foreign countries. There can be no assurance that the Company will be successful in integrating its products with these proprietary networks or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition.

     Dependence on Proprietary Technology; Risks of Infringement. The Company is dependent upon its ability to protect its proprietary technology. To protect its proprietary rights, the Company relies on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality procedures. The Company has been issued one United States patent and also has one patent application pending in the United States and internationally. There can be no assurance that patents will be issued with respect to the pending or future patent applications or that the Company's existing or future patents will be upheld as valid or will prevent the development of competitive products. In addition, existing patent, copyright, trademark and trade secret laws afford only limited protection, and many countries' laws do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying, use or exploitation, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Attempts may be made to copy or reverse engineer aspects of the Company's products, or to obtain, use or exploit information or methods, which the Company deems proprietary. Additionally, there can be no assurance that the Company's customers and others will not develop products which infringe upon the Company's rights, or that compete with the Company's products. Policing the use of the Company's products is difficult and expensive, and there is no assurance that such efforts would prove effective. Litigation or other action may be necessary in the future to enforce the Company's proprietary rights, to seek and confirm patent protection for the Company's technologies, or to determine the validity and scope of the proprietary rights of others. Any litigation could be time-consuming and result in significant costs. The Company expects that its software products may increasingly be subject to claims as the number of products and competitors in the Company's markets grows and the functionality of such products overlaps. Any such claims, with or without merit, could result in substantial costs and diversions of resources and management's attention, and could cause product shipment delays or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse impact on the Company's business, operating results and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. The Company does not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, or derivative commodity instruments. All of the Company's investments are in short-term, investment-grade commercial paper and money market accounts that are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

     PRIMARY MARKET RISK EXPOSURES. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents in subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions, whereas the Company's operating expenses in Europe and Australia are denominated in local currency. The Company has no foreign exchange contracts, option contracts, or other foreign hedging arrangements. However, the Company believes the operating expenses of its foreign operations are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations, or financial condition.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                   INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
               Consolidated Balance Sheets as of December 31, 1998 and 1997.....          27

               Consolidated Statements of Operations for the years ended
                 December 31,  1998, 1997, and 1996.............................          28

               Consolidated Statements of Stockholders' Equity for
                 the years ended December 31, 1998, 1997 and 1996...............          29

               Consolidated Statements of Cash Flows for the years ended
                 December 31, 1998, 1997, and 1996..............................          30

               Notes to Consolidated Financial Statements.......................          31

               Financial  Statement Schedule - Schedule  II-Valuation and
                 Qualifying Accounts............................................          40

               Report of Independent Accountants................................          41

                        GEOTEL COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,
                                                                                  --------------------
                                                                                   1998          1997
                                                                                  -------      -------
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................  $54,359      $40,428
     Accounts receivable, net of allowance of  $500 for 1998 and
       none in 1997 ............................................................    8,401        3,685
     Prepaid expenses and other current assets .................................    2,557        1,648
     Deferred income taxes .....................................................    1,906          763
                                                                                  -------      -------
          Total current assets .................................................   67,223       46,524
Property and equipment, net ....................................................    4,159        2,322
Deferred income taxes ..........................................................    1,205        1,427
Other assets ...................................................................    1,385         --
                                                                                  -------      -------
          Total assets .........................................................  $73,972      $50,273
                                                                                  =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................  $ 1,261      $   708
     Accrued expenses ..........................................................    2,307          967
     Accrued compensation and related accruals .................................    3,088        1,311
     Income taxes payable ......................................................      997          951
     Deferred revenue ..........................................................   10,562        6,410
                                                                                  -------      -------
          Total current liabilities ............................................   18,215       10,347
                                                                                  -------      -------

Commitments and contingencies Stockholders' equity:
     Preferred stock, $0.01 par value, authorized 5,000,000 shares,
       none issued .............................................................       --           --
     Common stock, $0.01 par value, authorized 40,000,000 shares, issued 27,532,286 and 26,907,706 shares; outstanding
       26,915,802 and 26,303,472 shares in 1998 and 1997,
       respectively ............................................................      275          269
     Additional paid-in capital ................................................   48,356       40,759
     Retained earnings (deficit) ...............................................    8,837         (202)
     Unearned compensation .....................................................   (1,664)        (855)
                                                                                  -------      -------
                                                                                   55,804       39,971

     Less treasury stock, at cost, 616,484 and 604,234 shares in 1998
       and 1997, respectively ..................................................      (47)         (45)
                                                                                  -------      -------

          Total stockholders' equity ...........................................   55,757       39,926
                                                                                  -------      -------
          Total liabilities and stockholders' equity ...........................  $73,972      $50,273
                                                                                  =======      =======





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------
                                                                1998                1997                 1996
                                                            -----------         -----------          -----------

Revenues:
     Software license ....................................  $    33,523         $    14,651          $     6,850
     Services and other ..................................       11,329               3,960                  921
     Related party licenses and services (Note I) ........           --                  --                1,276
                                                            -----------         -----------          -----------
     Total revenues ......................................       44,852              18,611                9,047
                                                            -----------         -----------          -----------

Cost of Revenues:
     Cost of software license ............................        1,004                 514                  297
     Cost of services and other ..........................        7,469               3,070                1,414
                                                            -----------         -----------          -----------
     Total cost of revenues ..............................        8,473               3,584                1,711
                                                            -----------         -----------          -----------
Gross profit .............................................       36,379              15,027                7,336
                                                            -----------         -----------          -----------

Operating Expenses:
     Research and development ............................        7,493               4,023                3,086
     Sales and marketing .................................       12,824               5,632                2,760
     General and administrative ..........................        4,014               1,916                1,052
                                                            -----------         -----------          -----------
     Total operating costs ...............................       24,331              11,571                6,898
                                                            -----------         -----------          -----------
Income from operations ...................................       12,048               3,456                  438
                                                            -----------         -----------          -----------

Other income .............................................        2,415               1,969                  316
                                                            -----------         -----------          -----------

Income before income taxes ...............................       14,463               5,425                  754
Provision (benefit) for income taxes .....................        5,424                (828)                  --
                                                            -----------         -----------          -----------
Net income ...............................................        9,039               6,253                  754
Accretion of convertible preferred stock to
  redemption value .......................................           --                  --                  (97)
                                                            -----------         -----------          -----------
Net income available to common ...........................  $     9,039         $     6,253          $       657
                                                            ===========         ===========          ===========

Net income per common share:
     Basic ...............................................  $      0.34         $      0.25          $      0.09
                                                            ===========         ===========          ===========
     Diluted .............................................  $      0.32         $      0.23          $      0.03
                                                            ===========         ===========          ===========
Weighted average number of common and common
  equivalent shares:
     Basic shares ........................................   26,217,871          25,474,910            7,110,636
                                                            ===========         ===========          ===========
     Diluted shares ......................................   28,535,102          27,661,968           22,268,576
                                                            ===========         ===========          ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                               COMMON STOCK
                                           --------------------
                                                                                                    NOTES
                                             NUMBER               ADDITIONAL                     RECEIVABLE
                                               OF                  PAID-IN        RETAINED          FROM          UNEARNED
                                             SHARES      AMOUNT    CAPITAL        EARNINGS      STOCKHOLDERS    COMPENSATION
                                           ----------    ------   ----------      --------      ------------    ------------

Balance December 31, 1995 ...............   5,145,160     $ 52     $    48        $(7,209)         $(180)
Sale of common stock and exercise of
  stock options .........................      54,000                   34
Accretion of Convertible Preferred
  Stock to redemption value .............                              (97)
Issuance of common stock from initial
  public offering, net ..................   4,930,000       49      26,620
Conversion of Preferred Stock into
  common stock ..........................  16,587,432      166      12,078
Acquisition of treasury stock and
  forgiveness of notes receivable .......                                                             64
Stock options granted below fair
  value - net of terminations ...........                            1,151                                         $(1,151)
Amortization of unearned compensation ...                                                                              100
Net income ..............................                                             754
                                           ----------     ----     -------        -------          -----           -------
Balance December 31, 1996 ...............  26,716,592      267      39,834         (6,455)          (116)           (1,051)
Exercise of stock options ...............     134,824        1          46
Issuance of stock under employee
  stock purchase plan ...................      56,290        1         317
Acquisition of treasury stock
Offering costs ..........................                              (62)
Repayment of notes receivable ...........                                                            116
Tax benefits from employees'
  exercise of stock options .............                              288
Stock options granted below fair
  value - net of terminations ...........                              336                                            (336)
Amortization of unearned compensation ...                                                                              532
Net income ..............................                                           6,253
                                           ----------     ----     -------        -------          -----           -------
Balance December 31, 1997 ...............  26,907,706      269      40,759           (202)            --              (855)
                                           ----------     ----     -------        -------          -----           -------
Exercise of stock options ...............     559,652        5       2,402
Issuance of stock under employee
  stock purchase plan ...................      64,928        1         449
Acquisition of treasury stock ...........
Tax benefits from employees' exercise
  of stock options ......................                            3,654
Stock options granted below fair value
  - net of terminations .................                            1,092                                          (1,092)
Amortization of unearned compensation ...                                                                              283
Net Income ..............................                                           9,039
                                           ----------     ----     -------        -------          -----           -------
Balance December 31, 1998 ...............  27,532,286     $275     $48,356        $ 8,837          $  --           $(1,664)
                                           ==========     ====     =======        =======          =====           =======

                                                          TREASURY STOCK
                                                      ---------------------
                                                                                     TOTAL
                                                      NUMBER                      STOCKHOLDERS'
                                                        OF                           EQUITY
                                                      SHARES         AMOUNT         (DEFICIT)
                                                     --------        ------       -------------
Balance December 31, 1995 ........................    486,972         $(23)          $(7,312)
Sale of common stock and exercise of
  stock options ..................................   (202,444)           1                35
Accretion of Convertible Preferred
  Stock to redemption value ......................                                       (97)
Issuance of common stock from initial
  public offering, net ...........................                                    26,669
Conversion of preferred stock into
  common stock ...................................                                    12,244
Acquisition of treasury stock and
  forgiveness of notes receivable ................    264,958          (20)               44
Stock options granted below fair
  value - net of terminations ....................                                        --
Amortization of unearned compensation ............                                       100
Net income .......................................                                       754
                                                     --------         ----           -------
Balance December 31, 1996 ........................    549,486          (42)           32,437
Exercise of stock options ........................                                        47
Issuance of stock under employee
  stock purchase plan ............................                                       318
Acquisition of treasury stock ....................     54,748           (3)               (3)
Offering costs ...................................                                       (62)
Repayment of notes receivable ....................                                       116
Tax benefits from employees'
   exercise of stock options .....................                                       288
Stock options granted below fair
  value - net of terminations ....................                                        --
Amortization of unearned compensation ............                                       532
Net income .......................................                                     6,253
                                                     --------         ----           -------
Balance December 31, 1997 ........................    604,234          (45)           39,926
Exercise of stock options ........................                                     2,407
Issuance of stock under employee stock
  purchase plan ..................................                                       450
Acquisition of treasury stock ....................     12,250           (2)               (2)
Tax benefits from employees' exercise
  of stock options ...............................                                     3,654
Stock options granted below fair value -
  net of terminations ............................                                        --
Amortization of unearned compensation ............                                       283
Net Income .......................................                                     9,039
                                                     --------         ----           -------
Balance December 31, 1998 ........................    616,484         $(47)          $55,757
                                                     ========         ====           =======




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                        YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                                     1998         1997         1996
                                                                   -------      -------      -------
Cash flows from operating activities:
Net income (loss) .............................................    $ 9,039      $ 6,253      $   754
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
     Provision for doubtful accounts ..........................        500           --           --
     Depreciation and amortization ............................      1,115          741          517
     Deferred income taxes ....................................       (921)      (2,190)          --
     Equity compensation ......................................        283          532          137
     Tax benefit from employees' exercise of
       stock options ..........................................      3,654          288           --
     Changes in operating assets and liabilities:
          Accounts receivable and accounts receivable --
            related party .....................................     (5,216)      (1,564)      (1,106)
          Prepaid expenses and other current assets ...........       (909)      (1,124)        (417)
          Accounts payable ....................................        553           52          496
          Accrued expenses and accrued compensation ...........      3,117          736          908
          Income taxes payable ................................         46          951           --
          Deferred revenue and deferred revenue
            -- related party ..................................      4,152        4,121        2,017
                                                                   -------      -------      -------
Net cash provided by operating activities .....................     15,413        8,796        3,306
                                                                   -------      -------      -------

Cash flows from investing activities:
Acquisition of business .......................................     (1,385)          --           --
Purchases of property and equipment ...........................     (2,952)      (2,047)        (743)
                                                                   -------      -------      -------
Net cash used for investing activities ........................     (4,337)      (2,047)        (743)
                                                                   -------      -------      -------

Cash flows from financing activities:
Proceeds from sale of common stock, net .......................      2,857          303       26,704
Proceeds from notes receivable for common stock ...............         --          116            7
Proceeds from sale of convertible preferred stock, net ........         --           --          161
Proceeds from long-term debt ..................................         --           --          358
Principal payments under long-term debt .......................         --           --       (1,067)
Acquisition of treasury stock .................................         (2)          (3)          --
                                                                   -------      -------      -------
Net cash provided by financing activities .....................      2,855          416       26,163
                                                                   -------      -------      -------

Net change in cash and cash equivalents .......................     13,931        7,165       28,726
Cash and cash equivalents, beginning of year ..................     40,428       33,263        4,537
                                                                   -------      -------      -------
Cash and cash equivalents, end of year ........................    $54,359      $40,428      $33,263
                                                                   =======      =======      =======


Supplemental cash flow information:
Income taxes paid .............................................    $ 2,666      $   124      $    --
                                                                   =======      =======      =======
Interest paid .................................................    $    --      $    --      $    66
                                                                   =======      =======      =======





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       NATURE OF BUSINESS:

     GeoTel Communications Corporation ("GeoTel" or the "Company") is a provider of Computer Telephony Integration (CTI) software solutions focused on enhanced voice and data routing technology that enables customer-oriented companies to deliver responsive and cost-effective customer service. The Company's software solutions are aimed at decentralized or service-oriented companies that use call centers, voice response units, the Internet and other answering resources to interact with their customers. Principal operations of the Company commenced during 1995. The Company currently derives substantially all of its revenues from software licenses and related services. The Company primarily markets its products in the United States through a direct sales force, which is complemented by strategic sales channels, selected resellers and international partners.

B.       SIGNIFICANT ACCOUNTING POLICIES:

   Basis of Consolidation

     The consolidated financial statements include the accounts of GeoTel Communications Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with current year presentation.

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


   Cash, Cash Equivalents and Investments

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company classifies its investments as available-for-sale and states them at amortized cost plus accrued interest, which approximates market value. Unrealized gains and losses as of December 31, 1998 and 1997 were immaterial. Cash and cash equivalents consist of the following (in thousands):

                                                      DECEMBER 31,
                                                 --------------------
                                                   1998         1997
                                                 -------      -------
Cash .......................................     $ 2,375      $   777
Commercial paper ...........................      32,035       38,269
Money market instruments ...................         474        1,382
US Government securities ...................      19,475           --
                                                 -------      -------
Total cash equivalents .....................     $54,359      $40,428
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

   Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over their estimated useful lives as follows:


         ASSET CLASSIFICATION                      ESTIMATED USEFUL LIFE
         --------------------                      ---------------------
         Computer and lab equipment ............  3 years
         Furniture and fixtures ................  3 years
         Leasehold improvements ................  Shorter of lease term or estimated useful life


     Repairs and maintenance are charged to expense as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

   Revenue Recognition

     The Company recognizes license fee revenues generally upon shipment unless there are significant post-delivery obligations or collection is not reasonably assured. When significant post-delivery obligations exist, typically, customer acceptance criteria, revenues are deferred until no such significant obligations remain. The Company recognizes revenue on customized software development contracts based on reaching specified milestones under the terms of the respective agreements. Where there is an arrangement which includes multiple elements, revenue is allocated to the various elements based upon objective evidence of fair-value and is recognized on an element by element basis. Service and other revenues have consisted primarily of maintenance, installation and professional services and training revenues. Maintenance revenues are recognized ratably over the term of the support period, which is typically twelve months. Installation and professional services and training revenues generally are recognized when the services are performed. Amounts received prior to revenue recognition and for prepaid maintenance revenue are classified as deferred revenue.


   Financial Instruments and Concentrations of Credit Risk

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. The Company invests its excess cash primarily in highly rated commercial paper and financial institutions, and does not hold any derivative financial instruments.

     Accounts receivable at December 31, 1998 and 1997 were comprised of a limited number of customers. Six customer balances comprised 72% of the total accounts receivable balance at December 31, 1998. Eight customer balances comprised 94% of the total accounts receivable balance at December 31, 1997. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence believes that its trade accounts receivable credit risk exposure is limited. The Company generally does not require collateral and historically has not experienced significant losses on trade receivables.

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

   Net Income Per Common Share

     Net income per basic common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, which includes vested restricted common stock. Net income per diluted common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of the Company's Preferred Stock, common stock options and unvested restricted common stock outstanding in the period.

Acquisition

     On December 16, 1998, the Company acquired, for approximately $2,000,000, substantially all of the assets and assumed certain liabilities of Danar Corporation ("Danar"), a network interface development and professional service company. The acquisition was accounted for under purchase accounting and deemed to be immaterial to the Company's operating results. The majority of the purchase price was allocated to intangible assets, which will be amortized over a four year life.

C.       PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following (in thousands):

                                                           DECEMBER 31,
                                                      ---------------------
                                                        1998          1997
                                                      -------       -------
        Computer and lab equipment ................   $ 4,862       $ 3,119
        Furniture and fixtures ....................       594           173
        Leasehold improvements ....................     1,522           734
                                                      -------       -------
                                                        6,978         4,026
        Less accumulated depreciation and
          amortization ............................    (2,819)       (1,704)
                                                      -------       -------
                                                      $ 4,159       $ 2,322
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

The components of deferred tax assets at December 31, 1998 and 1997 were as follows (in thousands):

                                                         DECEMBER 31,
                                                       ----------------
                                                        1998      1997
                                                       ------    ------
Deferred tax assets:
  Allowance for doubtful accounts ..................   $  202    $   --
  Capitalized start-up costs .......................      399       159
  Accrued expenses .................................      625       532
  Deferred revenue .................................      669        --
  Tax credits and other ............................       11        72
                                                       ------    ------
  Subtotal current portion .........................    1,906       763
                                                       ------    ------

  Depreciation and amortization ....................      446       248
  Capitalized start-up costs........................      572     1,179
  Accrued expenses .................................      187        --
                                                       ------    ------
  Subtotal long-term portion .......................    1,205     1,427
                                                       ------    ------

Deferred tax assets ................................   $3,111    $2,190
                                                       ======    ======


The income tax provision (benefit) for 1998 and 1997 was comprised of the following (in thousands):

                                                        1998        1997
                                                       ------     -------
Current:
  Federal ..........................................   $5,390     $ 1,247
  State ............................................      908         115
                                                       ------     -------
  Total current ....................................    6,298       1,362
                                                       ------     -------

Deferred:
  Federal ..........................................     (787)     (1,622)
  State ............................................      (87)       (568)
                                                       ------     -------
  Total deferred ...................................     (874)     (2,190)
                                                       ------     -------
Total ..............................................   $5,424     $  (828)
                                                       ======     =======


     No income tax provision was recorded for federal income tax purposes for the year ended December 31, 1996. A valuation allowance was recorded at December 31, 1996 to offset the entire net deferred tax assets as a result of the uncertainties regarding the realization of these assets due to the Company's limited history of operating profits. In the fourth quarter of 1997, the Company determined that it was more likely than not that these tax assets will be realized and, accordingly, eliminated the valuation allowance. The differences between statutory federal income taxes and the provision (benefit) for income taxes in 1998 and 1997 was as follows:

                                                   1998       1997
                                                   ----      -----



Statutory federal income taxes .................   35.0%      34.0%
State income taxes, net of federal
     tax benefit ...............................    3.7        2.2
Tax benefit from research and
     development credits .......................   (1.3)      (2.8)
Non deductible expenses ........................    0.9        1.2
Tax benefit of foreign sales
     corporation ...............................   (1.1)      (1.0)
Other ..........................................    0.3         --
                                                   ----      -----
Subtotal .......................................   37.5%      33.6%
                                                   ====      =====
Change in valuation allowance ..................     --      (48.9)
                                                   ----      -----
Total ..........................................   37.5%     (15.3)%
                                                   ====      =====


E.       STOCKHOLDERS' EQUITY:

   Initial Public Offering

     The Company completed its IPO on November 20, 1996 and sold 4,930,000 shares of common stock at $6.00 per share, resulting in net proceeds, after deducting underwriting discounts and expenses, of $26,704,000. In addition, the Company's Board of Directors adopted and the stockholders approved an increase in the number of authorized shares of capital stock from 21,788,615 shares to 45,000,000 shares, of which 40,000,000 shares have been designated as common stock and 5,000,000 shares have been designated as preferred stock.

    Common Stock

     The Company effected a two-for-one stock split of its common stock, on September 22, 1998 in the form of a 100% stock dividend, payable to shareholders of record on August 31, 1998. All references to number of shares and to per share information in the financial statements and related footnotes have been adjusted to reflect the stock split on a retroactive basis.

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

   Net Income Per Common Share

     The calculation of per share earnings is as follows:

                                                                       1998            1997            1996
                                                                   -----------     -----------     -----------
                                                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE FIGURES)

Basic:
Net income ....................................................    $     9,039     $     6,253     $       657


Weighted average common shares outstanding ....................     26,217,871      25,474,910       7,110,636
Net income per share, basic ...................................    $      0.34     $      0.25     $      0.09
                                                                   ===========     ===========     ===========

Diluted:
Net income ....................................................    $     9,039     $     6,253     $       657

Weighted average common shares outstanding ....................     26,217,871      25,474,910       7,110,636
Common stock equivalents ......................................      2,317,231       2,187,058      15,157,940
                                                                   -----------     -----------     -----------
Total weighted average shares outstanding .....................     28,535,102      27,661,968      22,268,576
                                                                   -----------     -----------     -----------
Net income per share, diluted .................................    $      0.32     $      0.23     $      0.03
                                                                   ===========     ===========     ===========

     Options to purchase 72,000, 204,000, and 395,300 shares of common stock were outstanding at December 31, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods. The option prices for these options were $37.75 for options outstanding at December 31, 1998, range from $8.84 to $9.63 for options outstanding at December 31, 1997, and range from $3.20 to $7.38 for options outstanding at December 31, 1996. These options expire beginning in the year 2005 through 2008.

   Restricted Stock Purchase Plan

     The Company has adopted, and subsequently amended, a 1993 Restricted Stock Purchase Plan (the "1993 Plan"), which provides for the issuance of common stock to directors, officers, consultants and other key personnel at prices determined by a Committee selected by the Board of Directors. Participants' unvested shares are subject to repurchase by the Company at the original purchase price for up to five years. Twenty percent of the shares vest on the first anniversary of the date of purchase and, thereafter, the remaining shares vest on a monthly basis through the fifth anniversary of the date of purchase. As of December 31, 1998, the Company had the right to repurchase up to 225,548 unvested shares. Such shares may be repurchased at the original purchase price ranging from $0.05 to $0.09 per share. There are no shares available for further grant under the 1993 Plan. The shares outstanding at December 31, 1998 under the 1993 Plan have a weighted average repurchase price of $0.07 per share.

     Information related to the 1993 Plan is as follows:

                                                                     DECEMBER 31,
                                  -------------------------------------------------------------------------------------
                                           1998                          1997                           1996
                                  ------------------------      ------------------------       ------------------------
                                                WEIGHTED                      WEIGHTED                       WEIGHTED
                                  NUMBER OF      AVERAGE        NUMBER OF      AVERAGE         NUMBER OF      AVERAGE
                                    SHARES     SHARE PRICE        SHARES     SHARE PRICE         SHARES     SHARE PRICE
                                  ---------    -----------      ---------   ------------       ---------    -----------
Outstanding at beginning
of year........................   1,917,538       $0.07         1,972,286       $0.07          2,183,244       $0.07
Issued.........................          --          --                --          --             54,000        0.09
Repurchased....................     (12,250)       0.09           (54,748)       0.06           (264,958)       0.07
                                  ---------       -----         ---------       -----          ---------       -----
Outstanding at end of year.....   1,905,288        0.07         1,917,538       $0.07          1,972,286       $0.07
                                  =========       =====         =========       =====          =========       =====


   1995 Stock Option Plan

     The Company's 1995 stock option plan (the "1995 Plan") provides for the issuance of incentive stock options and nonqualified stock options to eligible employees, officers, directors and consultants to the Company. The options can be granted for periods of up to ten years and generally vest ratably over a four or five year period with initial vesting occurring on the first anniversary from the grant date and then monthly thereafter. The maximum number of shares authorized for issuance under the 1995 Plan increases each January 1, beginning on January 1, 1997 by an amount equal to four percent of the total number of shares of common stock issued as of the close of business on December 31 of the preceding year, not exceeding 12,000,000 shares. In addition in 1996, the Board of Directors adopted and stockholders approved the number of shares of common stock available for grants under the 1995 Plan to be increased by the number of shares repurchased by the Company from time to time under the 1993 Plan. At December 31, 1998, 5,426,380 shares were authorized for issuance under the 1995 Plan. Effective January 1, 1999, the number of authorized shares was increased to 6,527,671 shares. The option price for incentive stock options shall be the fair market value at the time the option is granted. In the case of options granted to a shareholder who at the time of grant owns, directly or indirectly, stock possessing more than 10% of total combined voting power of any class of stock of the Company, the exercise price of the options shall not be less than 110% of the fair market value of the common stock as of the date of grant.

     In 1998, 1997, and 1996, options to purchase 240,000, 48,978, and 202,444, respectively, were granted in conjunction with a management incentive program approved by the Board of Directors. The management incentive program provided cash and equity compensation to the participants if certain annual performance criteria were achieved. Under this program, options in 1998 and 1996 were granted at the beginning of the year at fair market value with vesting occurring at the end of four or five years subject to one year accelerated vesting from the grant date if certain annual performance criteria were achieved. A similar plan was in place for 1997 except the option price was below fair market value ($0.005) and the initial vesting period was four years. The value of the options granted below fair market value on the grant date was approximately $308,000. The performance criteria were achieved in each of the years and vesting was accelerated. Accordingly, $308,000 was recognized as equity compensation in 1997.

   1998 Non-Executive Employee Stock Option Plan

     In April 1998, the Board of Directors adopted the Company's 1998 Non-Executive Employee Stock Option Plan (the "1998 Plan"), which provides for the issuance of nonqualified stock options to eligible employees of the Company. The options can be granted for periods of up to ten years and generally vest ratably over a four year period with initial vesting occurring on the first anniversary from the grant date and then monthly thereafter. The maximum number of shares originally authorized for issuance under the 1998 Plan was 1,000,000 shares. In December 1998, the Board of Directors increased the authorized shares under the 1998 Plan to 2,000,000 shares. In December 1998, 75,000 shares were granted below fair market value ($13.00).

     Information related to the 1995 and 1998 Plans is as follows:

                                       DECEMBER 31, 1998              DECEMBER 31, 1997                  DECEMBER 31, 1996
                                 ---------------------------     -----------------------------     ---------------------------
                                                 WEIGHTED                          WEIGHTED                        WEIGHTED
                                                  AVERAGE                           AVERAGE                         AVERAGE
                                  SHARES      EXERCISE PRICE      SHARES        EXERCISE PRICE       SHARES     EXERCISE PRICE
                                 ---------    --------------     ---------      --------------     ---------    --------------
Outstanding at beginning
  of year....................    3,251,914        $ 4.31         1,815,592           $1.36           129,000         $0.12
Granted......................    2,978,950         18.22         1,843,116            6.83         1,964,036          1.31
Canceled.....................     (160,176)         7.78          (271,970)           3.67           (75,000)         1.24
Exercised....................     (559,652)         3.82          (134,824)           0.35          (202,444)         0.15
                                 ---------                       ---------                         ---------
Outstanding at end of year       5,511,036         11.78         3,251,914            4.31         1,815,592          1.36
                                 =========        ======         =========           =====         =========          ====


     The following information summarizes information concerning currently outstanding and exercisable options:

                                                                                                     EXERCISABLE
                                                   WEIGHTED AVERAGE                                      WEIGHTED AVERAGE
                                       NUMBER          REMAINING         WEIGHTED AVERAGE      NUMBER
  RANGE OF EXERCISE PRICES          OUTSTANDING    CONTRACTUAL LIFE       EXERCISE PRICE                       PRICE
--------------------------------    -----------    ----------------      ----------------      -------   ----------------

$0.005 to $0.005................        28,438           8.20                 $ 0.005           28,438        $0.005
$0.090 to $0.150................       819,106           5.50                   0.149          404,425         0.150
$1.500 to $5.313................       812,567           8.06                   4.451          263,891         4.441
$5.905 to $8.000................       552,243           8.58                   7.283          113,775         7.246
$8.125 to $8.375................       661,500           9.01                   8.354           18,666         8.234
$8.435 to $12.375...............       770,532           9.02                  10.654           84,351         8.964
$12.938 to $18.906..............       655,300           9.51                  15.643                0             0
$20.031 to $27.625..............       262,100           9.70                  23.364                0             0
$27.688 to $27.688..............       765,300           9.96                  27.688                0             0
$27.844 to $37.750                     183,950           9.94                  31.727                0             0
                                     ---------                                                     --
Total...........................     5,511,036           8.56                  11.778          913,546         3.250
                                     =========                                                 =======

     The Company had options that were exercisable into 913,546, 461,358 and 40,416 shares of common stock with weighted average exercise prices of $3.25, $2.47 and $0.25 per share at December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, 1997 and 1996, the Company had 347,924, 428,932 and
931,416 shares, respectively, available for future option grants under the 1995 Plan. As of December 31, 1998, the Company has 670,500 shares available for future option grants under the 1998 Plan.

     Certain employees have disposed of stock acquired through the exercise of incentive stock options earlier than the mandatory holding period required for such options. The tax benefits allowed to the Company because of these dispositions, together with the tax benefits realized from the exercise of nonqualified stock options, have been recorded as increases to additional paid-in capital.

   Employee Stock Purchase Plan

     In 1996, the Company's Board of Directors adopted and the stockholders approved the 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan"). The 1996 Purchase Plan covers substantially all employees. The 1996 Purchase Plan covers an aggregate of up to 500,000 shares of common stock to be issued and sold to participating employees of the Company through a series of six-month offerings, beginning January 1, 1997. The 1996 Purchase Plan enables employees, subject to a defined maximum percentage of base compensation and number of shares, to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or last day of each offering period. In 1998 and 1997, purchases of 64,928 and 56,290 shares, respectively, of common stock generating proceeds of $450,000 and $318,000 were made under the 1996 Purchase Plan. At December 31, 1998 and 1997, 378,782 and 443,710 shares of common stock were reserved for purchases under the 1996 Purchase Plan.

   Stock-Based Compensation Plans

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1995 Plan, 1998 Plan and the 1996 Purchase Plan. Accordingly, compensation expense has only been recognized for its stock-based compensation plan for any options granted below fair value of the common stock. In the year ended December 31, 1998, 1997 and 1996, the Company recorded approximately $1,103,000, $336,000 and $1,151,000, respectively, in unearned compensation for options to purchase 75,000, 111,516 and 1,349,160 shares, respectively, granted at exercise prices below the fair value of the common stock. The weighted average exercise price of options granted below fair value was $13.00 in 1998, $4.52 in 1997 and $2.49 in 1996. No options were granted below fair value prior to the year ended December 31, 1996.

     The fair value of each option granted during 1998, 1997, and 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                1998        1997        1996
                                              -------     -------     -------

Dividend yield                                   None        None        None
Expected volatility (post IPO)                     64%         54%         60%
Risk-free interest rate                          5.15%        6.0%       8.25%
Expected life                                 4 years     5 years     5 years

Weighted average fair value of options
granted at fair market value                   $ 9.73       $7.62       $0.30
Weighted average fair value of options
granted below fair market value at date
of grant                                       $19.65       $9.16       $4.21


     Had compensation cost for the Company's 1998, 1997, and 1996 stock option grants, restricted stock grants and employee stock purchase plan activity been determined consistent with Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the Company's net income (loss) per share would approximate the pro forma amounts below:


                    NET INCOME (LOSS)      EARNINGS (LOSS)
                    (IN THOUSANDS)            PER SHARE
                  -------------------     ------------------
                   BASIC      DILUTED     BASIC      DILUTED
                  ------      -------     -----      -------
As Reported:
                  $9,039       $9,039     $0.34       $0.32
        1997       6,253        6,253      0.25        0.23
        1996         657          657      0.09        0.03

  Pro forma:
                  $4,441       $4,441     $0.17       $0.17
        1997       5,646        5,646      0.22        0.21
        1996         560          560      0.08        0.03


     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

F. RETIREMENT SAVINGS PLAN:

     In 1994, the Company adopted a Retirement Savings Plan (the "Savings Plan") for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the Savings Plan through payroll deductions within statutory limitations and subject to any limitations included in the Savings Plan. Contributions to the Savings Plan are made at the discretion of Management. In 1998, the Company contributed $246,000 to the Plan. Prior to 1998, the Company had not made any contributions.

G. OPERATING LEASES:

     The Company leases certain equipment and office space under operating leases that expire through 2006. The Company entered into a sublease agreement in February 1997 for office space for its new executive office in Lowell, Massachusetts. The lease provided for 51,105 square feet, which increased by an additional 15,885 square feet on January 1, 1999. The Company has the right, with proper notice, to terminate this sublease at the end of the sixth year
(2003) of the sublease.

     At December 31, 1998, future minimum annual lease commitments, including operating costs, under operating leases are as follows (in thousands):

                               AMOUNT
                              -------
        1999                  $   886
        2000                      845
        2001                      845
        2002                      896
        2003                      859
  Thereafter                    2,546
                               ------
       Total                   $6,877
                               ======


     Rent expense was approximately $724,920, $324,000, $170,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

H.       SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS:

     The Company is active in one business segment: a provider of CTI software solutions focused on enhanced voice and data routing technology that enable customer-oriented companies to deliver responsive and cost-effective customer service. Revenues attributable to the Company's five largest customers accounted for 49.2%, 54.1%, and 49.1% in 1998, 1997, and 1996, respectively. The following table summarizes sales as a percentage of total revenue to significant customers (more than 10% annually) for the year ended December 31, 1998, 1997, and 1996:

                                   YEAR ENDED DECEMBER 31,
                                -----------------------------
                                1998        1997         1996
                                ----        ----         ----

Related Party ................               --           14%
Customer A ...................   14%         --           --
Customer B                       --          14%          11
Customer C ...................   21%         19           --
                                            ---          ---
Percentage of total revenue ..   35%         33%          25%
                                ===         ===          ===


     Export sales to the United Kingdom, New Zealand, Spain and Australia were 21%, 4%, 3% and 1%, respectively, in 1998. Export sales to Australia and the United Kingdom were 14% and 19%, respectively in 1997 and 11% and 4%, respectively in 1996.

     In 1996, an investor who at the time owned over 10% of the Company's total common shares outstanding, was also a customer of the Company. This customer's purchases from the Company represented 14% of total revenues. Gross profit from these transactions approximated those realized in similar transactions with unrelated parties. At December 31, 1996, this investor's ownership percentage was approximately 9% and at December 31, 1997 and 1998 this investor no longer had a significant ownership percentage in the Company.

I.        NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings. The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

J.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

------------------------------------------------------------------------------
                                    Q1 1998    Q2 1998     Q3 1998     Q4 1998
------------------------------------------------------------------------------
1998
------------------------------------------------------------------------------
Revenues                             $7,778    $10,059     $12,088     $14,927
------------------------------------------------------------------------------
Gross profit                          6,154      7,967       9,726      12,532
------------------------------------------------------------------------------
Net income                            1,353      1,754       2,508       3,424
------------------------------------------------------------------------------
Net income per share, (diluted)      $ 0.05      $0.06     $  0.09       $0.12
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                    Q1 1997    Q2 1997     Q3 1997     Q4 1997
------------------------------------------------------------------------------
1997
------------------------------------------------------------------------------
Revenues                             $3,187    $ 4,008     $ 5,159     $ 6,257
------------------------------------------------------------------------------
Gross profit                          2,584      3,305       4,128       5,010
------------------------------------------------------------------------------
Net income                              725        981       1,487       3,060
------------------------------------------------------------------------------
Net income per share, (diluted)      $ 0.03    $  0.04     $  0.05     $  0.11
------------------------------------------------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------------------------------------------------------------------------------
                                              BALANCE AT   CHARGED TO    CHARGE TO                   BALANCE AT
             DESCRIPTION                      BEGINNING     COSTS AND      OTHER      DEDUCTIONS       END OF
                                                PERIOD      EXPENSES     ACCOUNTS                      PERIOD
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998,
Allowance for doubtful accounts.........          --          $500          --            --            $500
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of GeoTel Communications Corporation:


     In our opinion, the consolidated financial statements listed in the accompanying index on page 26 present fairly, in all material respects, the consolidated financial position of GeoTel Communications Corporation at December 31, 1998 and 1997, and the results of its consolidated operations and its cash flows for each of the three years in the period ending December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 18, 1999

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

     The executive officers of the Company, and their ages as of December 31, 1998, are as follows:


      NAME                       AGE                 POSITION
      ----                       ---                 --------

John C. Thibault..............    45  President, Chief Executive Officer and
                                      Director

Louis J. Volpe................    49  Senior Vice President of Worldwide
                                      Sales and Marketing and Director

Timothy J. Allen..............    49  Vice President of Finance, Chief
                                      Financial Officer, Treasurer and
                                      Secretary

G. Wayne Andrews..............    48  Vice President, Chief Technology
                                      Officer

Judith A. Kelly...............    51  Vice President of Customer Service

Steven H. Webber..............    54  Vice President of Engineering


----------

     John C. Thibault has served as President, Chief Executive Officer and Director of the Company since January 1994. From April 1991 to October 1993, Mr. Thibault served as President, Chief Executive Officer and Director of Coral Network Corporation. From April 1988 to April 1991, Mr. Thibault served as an officer of Motorola, Inc. and Senior Vice President and General Manager of Motorola's Codex product division. From May 1986 to April 1988, Mr. Thibault was President and Chief Executive Officer of PBX manufacturer Intecom, Inc., a subsidiary of Wang Laboratories. Prior to his position at Intecom, he held several senior management positions over an 11-year period with Wang Laboratories. Mr Thibault is a director of DSET Corporation, a publicly-traded company.

     Louis J. Volpe has been a Director of the Company since April 1998 and has served as Senior Vice President of Worldwide Sales and Marketing of the Company since May 1996. From February 1995 to April 1996, Mr. Volpe served as Vice President of Marketing of the Company. Mr. Volpe served as Senior Vice President of Marketing and Operations of Parametric Technology Corporation from May 1993 to January 1995 and as Vice President of Marketing and Operations from September 1989 to May 1993. Prior to Parametric, Mr. Volpe was an executive at Prime Computer. He also serves on the board of a privately held company.

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

     Steven H. Webber, a co-founder of the Company, has served as Vice President of Engineering of the Company since October 1993. Prior to joining the Company, Mr. Webber held a number of key technical and management positions with Stratus Computer Inc., including Chief Technical Advisor and Director of Strategic Planning. Prior to Stratus, Mr. Webber held a number of key technical positions at Honeywell Information Systems, Inc. and at Massachusetts Institute of Technology.

     The information regarding directors set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.   Financial Statements

     The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule on page 26 are filed as part of this report.

2.   Schedule

     The schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule on page 26 is filed as part of this report.

3.    Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

4.    Exhibits

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

   *10.14 Executive Change in Control Agreement between the Company and G. Wayne Andrews, dated September 26, 1996.

   *10.15 Executive Change in Control Agreement between the Company and John C. Thibault, dated September 26, 1996.

   *10.16  Executive Change in Control Agreement between the Company and Louis
           J. Volpe, dated September 26, 1996.

   *10.17 Executive Change in Control Agreement between the Company and Steven H. Webber, dated September 26, 1996.

****10.18  GeoTel Communications Corporation  Second Amended and Restated 1995
           Stock Option Plan.

   *10.19  GeoTel Communications Corporation 1993 Restricted Stock Purchase
           Plan.

    10.20  GeoTel Communications Corporation 1996 Employee Stock Purchase Plan.

 **+10.22 Software Agreement Incorporating Licensing Rights between the Company and Digital Equipment Co., Limited, dated December 1, 1996

  **10.23 Sublease Agreement between the Company and National Medical Care, Inc. d/b/k Fresenius Medical Care-North America dated February 7, 1997.

 ***10.24 First Sublease Amendment between National Medical Care, Inc. d/b/k Fresenius Medical Care-North America dated October 29, 1997.

    10.25 Second Amended and Restated 1998 Non-Executive Employee Stock Option Plan.

    21.1   List of Subsidiaries

    23.1   Consent of  PricewaterhouseCoopers LLP

    24.1 Power of Attorney (included on the signature pages of the Annual Report on Form 10-K).

    27.1   Financial Data Schedule

-----------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (Reg.
       No. 333-13263).

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

+      Confidential Treatment Requested.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on the 24th day of March, 1999.

                                          GEOTEL COMMUNICATIONS CORPORATION

                                          By: /s/ TIMOTHY J. ALLEN
                                              ----------------------------------
                                              TIMOTHY J. ALLEN
                                              VICE PRESIDENT OF FINANCE, CHIEF
                                              FINANCIAL OFFICER, TREASURER AND
                                              SECRETARY

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

                SIGNATURE                                              TITLE                                     DATE
                ---------                                              -----                                     ----


/s/ John C. Thibault                       President, Chief Executive Officer                               March 24, 1999
--------------------------------------     and Director (principal executive officer)
JOHN C. THIBAULT


/s/ Timothy J. Allen                       Vice President of Finance, Chief Financial Officer, Treasurer    March 24, 1999
--------------------------------------     and Secretary (principal accounting and financial officer)
TIMOTHY J. ALLEN


/s/ Louis J. Volpe                         Senior Vice President of Worldwide Sales and Marketing           March 24, 1999
--------------------------------------     and Director
LOUIS J. VOLPE


/s/ Alexander V. d'Arbeloff                Director                                                         March 24, 1999
--------------------------------------
ALEXANDER V. d'ARBELOFF


/s/ Gary Bowen                             Director                                                         March 24, 1999
--------------------------------------
GARY BOWEN


/s/ Gardner C. Hendrie                     Director                                                         March 24, 1999
--------------------------------------
GARDNER C. HENDRIE


/s/ W. Michael Humphreys                   Director                                                         March 24, 1999
--------------------------------------
W. MICHAEL HUMPHREYS

