Form 10-K/A
period 1998-12-31
GEOTEL COMMUNICATIONS CORP
filed 1999-04-12
CIK 1023905

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

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (as amended, the "Report"), is being filed to add Exhibit 10.26 to the Report. The other exhibits to the Report have been previously filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.   Financial Statements

     Previously filed with the Report.

2.   Schedule

     Previously filed with the Report.

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

       *10.16 Executive Change in Control Agreement between the Company and
              Louis J. Volpe, dated September 26, 1996.

       *10.17 Executive Change in Control Agreement between the Company and
              Steven H. Webber, dated September 26, 1996.

    ****10.18 GeoTel Communications Corporation Second Amended and Restated
              1995 Stock Option Plan.

       *10.19 GeoTel Communications Corporation 1993 Restricted Stock Purchase
              Plan.

  ******10.20 GeoTel Communications Corporation Second Amended and Restated 1996
              Employee Stock Purchase Plan.

     **+10.22 Software Agreement Incorporating Licensing Rights between the
              Company and Digital Equipment Co., Limited, dated December 1, 1996

      **10.23 Sublease Agreement between the Company and National Medical Care,
              Inc. d/b/k Fresenius Medical Care-North America dated February 7, 1997.

     ***10.24 First Sublease Amendment between National Medical Care, Inc.
              d/b/k Fresenius Medical Care-North America dated October 29, 1997.

   *****10.25 Second Amended and Restated 1998 Non-Executive Employee Stock
              Option Plan.

        10.26 Memorandum to Louis Volpe

  ******21.1  List of Subsidiaries

  ******23.1  Consent of PricewaterhouseCoopers LLP

  ******24.1  Power of Attorney (included on the signature pages of the Annual
              Report on Form 10-K).

  ******27.1  Financial Data Schedule

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

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

****** Previously filed with the Report.

+      Confidential Treatment Requested.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on the 12th day of April, 1999.



                                          GEOTEL COMMUNICATIONS CORPORATION

                                          By: /s/ TIMOTHY J. ALLEN
                                             -----------------------------------
                                               TIMOTHY J. ALLEN
                                               VICE PRESIDENT OF FINANCE, CHIEF
                                               FINANCIAL OFFICER, TREASURER AND
                                               SECRETARY