Form 10-Q
period 1999-03-31
GEOTEL COMMUNICATIONS CORP
filed 1999-05-11
CIK 1023905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-21761

                        GEOTEL COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                             04-3194255
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                           Identification Number)


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

           CLASS                                    OUTSTANDING AT MAY 5, 1999
Common Stock, $0.01 par value                           27,200,258 Shares
=============================                       ===========================

                        GEOTEL COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q


                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets as of March 31, 1999 and
              December 31, 1998...........................................    3

          Consolidated Statements of Income for the three
              months ended March 31, 1999 and 1998........................    4

          Consolidated Statements of Cash Flows for the three
              months ended March 31, 1999 and 1998........................    5

          Notes to Consolidated Financial Statements......................  6-7

Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of  Operations........................ 8-13

PART II   OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds.......................   13

Item 6    Exhibits and Reports on Form 8-K................................   13

          Signature.......................................................   14

          Exhibit 10.1 Executive Change of Control
              Agreement - John McMahon....................................   15

          Exhibit 10.2 Executive Change of Control
              Agreement - Jane Eisenberg..................................   21

          Exhibit 10.3 Executive Change of Control
              Agreement - Judith Kelly....................................   27

          Exhibit 27.1  Financial Data Schedule...........................   33

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        GEOTEL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                           MARCH 31,   DECEMBER 31,
                                                            1999          1998
                                                           --------    ----------

ASSETS

Current assets:
Cash and cash equivalents................................  $59,784      $54,359
Accounts receivable, net.................................   10,169        8,401
Prepaid expenses and other current assets................    3,324        2,557
Deferred income taxes....................................    2,103        1,906
                                                           -------      -------
Total current assets.....................................   75,380       67,223
                                                           -------      -------

Property and equipment, net..............................    4,465        4,159
Deferred income taxes....................................    1,284        1,205
Other assets.............................................    1,476        1,385
                                                           -------      -------
Total assets.............................................  $82,605      $73,972
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable.........................................  $   660      $ 1,261
Accrued expenses.........................................    3,216        2,307
Accrued compensation and related accruals................    3,970        3,088
Income taxes payable.....................................      633          997
Deferred revenue.........................................    9,858       10,562
                                                           -------      -------
Total current liabilities................................   18,337       18,215
                                                           -------      -------

Stockholders' equity:
Preferred stock..........................................       --           --
Common stock.............................................      278          275
Additional paid-in capital...............................   52,502       48,356
Retained earnings........................................   13,062        8,837
Unearned compensation....................................   (1,527)      (1,664)
                                                           -------      -------
                                                            64,315       55,804
Less treasury stock, at cost.............................      (47)         (47)
                                                           -------      -------
Total stockholders' equity...............................   64,268       55,757
                                                           -------      -------
Total liabilities and stockholders' equity...............  $82,605      $73,972
                                                           =======      =======




The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ---------------------
                                                       1999          1998
                                                      -------       -------

Revenues:
   Software license.................................  $13,263       $ 6,149
   Services and other...............................    4,605         1,629
                                                      -------       -------
   Total revenues...................................   17,868         7,778
                                                      -------       -------

Cost of Revenues:
   Cost of software license.........................      222           185
   Cost of services and other.......................    2,515         1,439
                                                      -------       -------
   Total cost of revenues...........................    2,737         1,624
                                                      -------       -------
Gross profit........................................   15,131         6,154
                                                      -------       -------

Operating Expenses:
   Research and development.........................    2,831         1,346
   Sales and marketing..............................    4,858         2,396
   General and administrative.......................    1,353           781
                                                      -------       -------
   Total operating expenses.........................    9,042         4,523
                                                      -------       -------

Income from operations..............................    6,089         1,631
Other income........................................      671           534
                                                      -------       -------
Income before income taxes..........................    6,760         2,165

Provision for income taxes..........................    2,535           812
                                                      -------       -------
Net income..........................................  $ 4,225       $ 1,353
                                                      =======       =======

Net income per common share:
   Basic earnings ..................................  $  0.16       $  0.05
                                                      =======       =======
   Diluted earnings ................................  $  0.14       $  0.05
                                                      =======       =======

Weighted average number of common and common
equivalent shares outstanding:
   Basic shares.....................................   26,615        25,858
                                                      =======       =======
   Diluted shares...................................   29,566        27,711
                                                      =======       =======







The accompanying notes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ------------------
                                                                     1999      1998
                                                                   --------   -------

Cash flows from operating activities:
Net income......................................................   $ 4,225    $ 1,353
Adjustments to reconcile net income to net
 cash provided by (used in)operating activities:
     Depreciation and amortization..............................       301        227
     Equity compensation........................................       137         59
     Deferred income taxes......................................      (276)        --
     Tax benefit from employees' exercise of stock options......     2,540         --
Changes in operating assets and liabilities:
     Accounts receivable, net...................................    (1,768)      (919)
     Prepaid expenses and other current assets..................      (767)      (328)
     Accounts payable...........................................      (601)       104
     Accrued expenses, compensation and other
        current liabilities ....................................     1,791        486

     Income taxes payable.......................................      (364)      (248)
     Deferred revenue...........................................      (704)     1,341
                                                                   --------   -------
         Net cash provided by operating activities..............     4,514      2,075
                                                                   -------    -------

Cash flows used in investing activities:
     Purchases of property and equipment........................      (698)    (1,055)
                                                                   -------    -------

Cash flows from financing activities:
     Proceeds from option exercises.............................     1,609        165
                                                                   -------    -------

Net increase in cash and cash equivalents.......................     5,425      1,185
Cash and cash equivalents, beginning of period..................    54,359     40,428
                                                                   -------    -------
Cash and cash equivalents, end of period........................   $59,784    $41,613
                                                                   =======    =======




The accompanying footnotes are an integral part of these consolidated financial statements.

                        GEOTEL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for the three months ended March 31, 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1998 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998 included in the Company's Amended Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

     GeoTel Communications Corporation ("GeoTel or the "Company") is a leading global provider of customer-interaction software solutions for mission-critical call center applications. The Company's full-featured Computer Telephony Integration (CTI) products create an enterprise-wide customer-interaction platform by integrating multi-vendor networks, automatic call distributors, voice response systems, databases, desktop applications and other resources. Solutions are provided for single-site, multi-site and network service provider deployments. Principal operations of the Company commenced during 1995. The Company currently derives substantially all of its revenues from software licenses and related services. The Company markets its products in the United States through a direct sales force which is complemented by strategic sales channels, selected resellers and international partners.

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

2.   COMPUTATION OF INCOME PER SHARE

     Net income per basic common share is computed by dividing net income by the weighted average number of common shares outstanding for the period which includes vested restricted common stock. Net income per diluted common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of the Company's common stock options and unvested restricted common stock outstanding in the period. The calculation of per share earnings is as follows:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            1999         1998
                                                          -------       -------
                                                           (IN THOUSANDS EXCEPT
                                                             PER SHARE DATA)
Basic:
Net income.............................................   $ 4,225       $ 1,353
                                                          =======       =======
Weighted average common shares outstanding.............    26,615        25,858
                                                          =======       =======
Net income per share...................................   $  0.16       $  0.05
                                                          =======       =======
Diluted:
Net income.............................................   $ 4,225       $ 1,353
                                                          =======       =======
Weighted average common shares outstanding.............    26,615        25,858
Weighted Common stock equivalents......................     2,951         1,853
                                                          -------       -------
Total weighted average shares and
   equivalents outstanding ............................    29,566        27,711
                                                          =======       =======
Net income per share...................................   $  0.14       $  0.05
                                                          =======       =======

3.   SUBSEQUENT EVENT

     Pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 12, 1999 (the "Merger Agreement") by and among Cisco Systems, Inc. ("Cisco"), GeoTel and Geronimo Merger Corp., a wholly-owned subsidiary of Cisco ("Merger Sub"), Merger Sub will merge (the "Merger") with and into GeoTel, with the separate corporate existence of Merger Sub ceasing and GeoTel continuing as the surviving corporation and a wholly-owned subsidiary of Cisco. At the effective time of the Merger (the "Effective Time"), each share of GeoTel's common stock issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive .5138 shares of Cisco's common stock. The value of the transaction based on the trading price of Cisco's common stock on the date of the Merger Agreement, is approximately $2 billion.

     The consummation of the Merger is subject to various conditions precedent, including (i) approval of the Merger Agreement by the stockholders of GeoTel and
(ii) expiration or early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     GeoTel has granted Cisco an option to acquire 3,000,000 shares of its common stock, at an exercise price of $60.50 per share, exercisable upon the occurrence of certain events. In addition, certain stockholders of GeoTel have agreed to vote in favor of the approval of the Merger Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Amended Form 10-K for the year ended December 31, 1998.

OPERATING RESULTS

     The following table presents selected unaudited financial information as the percentage of the Company's total revenues represented by each item, for the Company's quarters ended March 31, 1999 and 1998. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

                                                  THREE MONTHS ENDED MARCH  31,
                                                  -----------------------------
                                                      1999             1998
                                                     -----             -----

Revenues
     Software license ............................    74.2%             79.1%
     Services and other ..........................    25.8              20.9
                                                     -----             -----
     Total revenues ..............................   100.0             100.0

Cost of Revenues:
     Cost of software license ....................     1.2               2.4
     Cost of services and other ..................    14.1              18.5
                                                     -----             -----
     Total cost of revenues ......................    15.3              20.9
                                                     -----             -----

Gross profit .....................................    84.7              79.1
                                                     -----             -----
Operating Expenses:
     Research and development ....................    15.8              17.3
     Sales and marketing .........................    27.2              30.8
     General and administrative ..................     7.6              10.0
                                                     -----             -----
     Total operating expenses ....................    50.6              58.1
                                                     -----             -----

Income from operations ...........................    34.1%             21.0%
                                                      ====              ====


REVENUES

     Total revenues for the first quarter of 1999 increased by 129.7% to $17,868,000 from $7,778,000 for the first quarter of 1998. Software license revenue during the first quarter of 1999 increased by 115.7% to $13,263,000 from $6,149,000 for the first quarter of 1998. Software license revenue as a percentage of total revenues decreased to 74.2% from 79.1%, as a result of the revenue mix, as services and other revenues increased at a greater rate. The Company believes that the increase in software license revenue is attributable rate to several factors including continued market acceptance of the Company's products indicated by an increase in unit sales; an increase in the size of the Company's direct sales force; expansion of the sales channels through the addition of selected resellers and international partners, and an increase in the Company's customer base. Services and other revenue for the first quarter of 1999 increased by 182.7% to $4,605,000 from $1,629,000 for the first quarter of 1998 and increased as a percentage of total revenues to 25.8% from 20.9%. In the first quarter of 1999, maintenance revenue, installation services revenue, and professional services and other revenue represented 48.2%, 22.6% and 29.2%, respectively, of services and other revenue. In the first quarter of 1998, maintenance revenue, installation services revenue and professional services and other revenue represented 51.7%, 40.0%, and 8.3%, respectively, of services and other revenue. Services and other revenue increased in dollars and as a percentage of total revenues in the first quarter of 1999, primarily as a result of an increase in the Company's customer base and professional service revenue. The Company anticipates that maintenance revenue will increase in dollars as the Company's customer base increases. Installation services revenue will vary based upon software license revenue. Professional services and other revenue are non-recurring in nature and will fluctuate in dollars and as a percentage of total revenues from quarter to quarter. The Company performs professional services primarily in situations where such work will result in additional software license revenue.

     International revenues for the first quarter of 1999 increased 241.3% to $7,675,000 from $2,249,000 for the first quarter of 1998 and increased as a percentage of total revenues to 43.0% from 28.9%. International revenues in 1999 and 1998 were derived from eleven and three customers, respectively. The Company believes that it will continue to derive a significant portion of its total revenues from international sales. To date, the Company's international revenues have been denominated in U.S. currency.

     A significant portion of the Company's total revenues to date has been derived from a limited number of customers. Revenues attributable to the five largest customers accounted for approximately 58.2% and 60.3% of the Company's total revenues for the quarters ended March 31, 1999 and 1998, respectively. For the quarters ended March 31, 1999 and 1998, three and two customer(s) individually represented more than ten percent of the Company's total revenue, respectively. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods.

COST OF REVENUES

     Cost of software license. Cost of software license consists principally of development costs and the costs of interface cards. Cost of software license for the first quarter of 1999 increased by 20% to $222,000 from $185,000 for the first quarter of 1998. Cost of software license as a percentage of software license revenue were 1.7% and 3.0% for the first quarters of 1999 and 1998, respectively. The decrease as a percentage of software license revenue for the first quarter of 1999 compared to the 1998 period is due to the decrease in development costs associated with development revenues. The Company believes that in future periods, the percentage of cost of software licenses will range from 1% to 5% of software license revenue but may increase depending upon the size of any development related contracts.

     Cost of services and other. Cost of services and other revenue consists principally of the costs incurred to provide installation, professional services, maintenance and training services. The expenses incurred to provide these services are comprised primarily of personnel (salaries, fringe benefits and recruiting fees), travel and facility costs. Cost of services and other revenue for the first quarter of 1999 increased by 74.8% to $2,515,000 from $1,439,000 for the first quarter of 1998. Cost of services and other revenue as a percentage of services and other revenue were 54.6% and 88.3% for the first quarters of 1999 and 1998, respectively. The increase in dollars were primarily due to an increase in personnel and travel costs. These costs increased as a result of the increase in the number of customers under maintenance contracts. The decrease as a percentage of services and other revenues is due to professional service revenue having increased at a faster rate than the other components of services and other revenue. The Company believes that in future periods, cost of services and other revenue as a percentage of services and other revenue will fluctuate significantly based upon the mix of the services provided. The Company plans to continue to invest in its infrastructure both domestically and internationally and as a result, the Company anticipates that the cost of services and other revenue will increase in dollars and as a percentage of services and other revenue. The Company believes that in future periods, cost of services and other revenue will range from 70% to 80% of services and other revenue.

OPERATING EXPENSES

     Research and development. Research and development expenses consist principally of personnel and facility costs. Research and development expenses for the first quarter of 1999 increased by 110.3% to $2,831,000 from $1,346,000 for the first quarter of 1998. Research and development expenses as a percentage of total revenue were 15.8% and 17.3% for the first quarters of 1999 and 1998, respectively. The decrease as a percentage of total revenue for the periods was primarily the result of the Company's significant revenue growth. The increase in absolute dollars for the periods was the result of increases in personnel and related facility costs. The major product development efforts in the first quarter of 1999 related to the development of interfaces for international carriers, computer telephony integration for the desktop and enhancements to the Company's existing products. The Company plans to continue to introduce enhancements to its existing products and new products that can be sold to existing and new customers. The Company is currently working on several projects that will be designed to enhance its products in the areas of desktop integration, computer telephony integration, and for use with the Internet and Intranets. The Company is also enhancing its products to work in international markets and is working to expand its portfolio of international carrier network interfaces. The Company anticipates that research and development expenses will continue to increase in absolute dollars and range from 15% to 20% of total revenue in the foreseeable future.

    Sales and Marketing. Sales and marketing expenses consist principally of personnel (salaries, commissions and fringe benefits), travel, trade shows, promotional expenses and facility costs. Sales and marketing expenses for the first quarter of 1999 increased by 102.8% to $4,858,000 from $2,396,000 for the first quarter of 1998. Sales and marketing expenses as a percentage of total revenues were 27.2% and 30.8% for the first quarters of 1999 and 1998, respectively. The decrease as a percentage of total revenue for the periods was primarily the result of the Company's significant revenue growth. The increase in absolute dollars in 1999 was primarily comprised of increases in personnel, travel, facility and commission costs. The increase in personnel costs was the result of adding sales personnel to the direct sales force. Direct sales personnel headcount increased to fifty-one at the end of the first quarter of 1999 from twenty-seven at the end of the first quarter of 1998. The commission expense increase was attributable to higher sales. The Company anticipates that sales and marketing expenses will increase in absolute dollars but not vary significantly as a percentage of total revenue in the foreseeable future as the Company continues its international expansion and increases its reseller channel. The Company anticipates that sales and marketing expenses will range from 25% to 35% in the foreseeable future.

     General and Administrative. General and administrative expenses consist principally of personnel costs for administrative, finance, information systems, human resources and general management personnel, as well as legal expenses and facility costs. General and administrative expenses for the first quarter of 1999 increased by 73.2% to $1,353,000 from $781,000 for the first quarter of 1998. General and administrative expenses as a percentage of total revenues were 7.6% and 10.0% for the first quarters of 1999 and 1998, respectively. The decrease as a percentage of total revenue for the periods was primarily the result of the Company's significant revenue growth. General and administrative expenses have increased in absolute dollars due to an increase in personnel, travel, information technology and legal costs. These costs have increased due to an increase in employees and the growth of the business. The Company anticipates that general and administrative expenses will increase in absolute dollars but continue as a percentage of total revenues ranging from 7% to 10% in the foreseeable future.

INTEREST INCOME

Interest income of $671,000 and $534,000 for the first quarters of 1999 and 1998, respectively, resulted from investments of the Company's cash balances.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate for the first quarter of 1999 and 1998 was approximately 37.5%. The Company expects the effective tax rate to remain at approximately 37.5% throughout the remainder of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company's cash and cash equivalents, accounts receivable and working capital increased to $59,784,000, $10,169,000 and $57,043,000, respectively, from $54,359,000, $8,401,000 and $49,008,000, respectively, at December 31, 1998.

     The Company generated cash in the amount of $4,514,000 from operations in the first quarter of 1999 compared to $2,075,000 in the corresponding period of 1998. The improvement in cash flow from operations is primarily the result of tax benefits from employees' exercise of stock options, timing of paying accruals netted against growth of accounts receivable and more profitable operations as a result of higher revenues.

     The Company used cash in investing activities of $698,000 and $1,055,000 in the first quarters of 1999 and 1998, respectively. Capital expenditures decreased due to an increase in leasehold improvements for expanded office space in 1998 while no similar expansion occurred in 1999. The Company generated cash from financing activities of $1,609,000 and $165,000 in the first quarters of 1999 and 1998, respectively. Financing activities consisted of exercises of employee stock options.

     As of March 31, 1999, the Company had no material commitments for capital expenditures.

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

    Based on its assessments to date, the Company believes it will not experience any material disruption as a result of the Year 2000 issues. However, if certain critical third-party providers, such as those providing electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shut down of the Company's operations at individual facilities could occur for the duration of the disruption. There can be no assurance that further assessment of the Company's products and internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and such efforts may be costly and may divert the Company's resources from other product development or infrastructure improvement programs. The foregoing could result in the loss of or delay in market acceptance of the Company's products and services, increased service and warranty costs to the Company or payment by the Company of compensatory or other damages. Further, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis. The Company's business, operating results and financial condition could be materially adversely affected by the failure of the Company's products and its internal systems and applications to properly operate or manage data beyond 1999. Costs incurred in the compliance effort have been immaterial and are expensed as incurred. The Company estimates that the remediation stage was more than 90% complete at March 31, 1999 and that the remaining stages for the Year 2000 Program are on schedule to be completed by June 30, 1999. Currently, the Company has not developed a contingency plan should its products or internal systems fail to operate after the Year 2000 but plans to develop such a contingency plan during the second and third quarters of 1999.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to, statements concerning services and other revenue, anticipated international revenues, anticipated cost of revenues levels, anticipated operating expense levels and such expense levels relative to the Company's total revenues, product development plans and liquidity and working capital requirements) constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. The Company has experienced substantial revenue growth since the ICR product introduction and first achieved profitability in the first quarter of 1996. However, due to the Company's limited operating history there can be no assurance that such revenue growth and profitability will continue in the future on a quarterly or annual basis. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force, indirect distribution channels and international sales and the ability of the Company to develop and market new products and control costs. In order to support the growth of its business, the Company plans to significantly expand its level of operations. Due to the anticipated increase in the Company's operating expenses caused by this expansion, the Company's operating results will be adversely affected if revenues do not increase. The Company currently expects to derive substantially all of its revenues from software licenses of its products and related services and that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. Although demand for the Company's products have grown in recent quarters, the market for solutions focused on enhanced voice and data routing technology that enable customer-oriented companies to manage customer interaction in a mission critical call center environment is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting software applications to enhance their responsiveness to customers and the number of applications developed for use in these environments.

     The Company's quarterly operating results may in the future vary significantly depending on factors such as: i) increased competition from Genesys, Lucent Technologies, and Aspect Telecommunications Corporation. Additional competitors, including other ACD providers, such as Northern Telecommunications, Inc. and Rockwell International Corporation and technology solutions companies such as IBM and IEX Corporation, may enter the market by enhancing their proprietary private network solutions or by entering into arrangements with the interexchange carriers. Additionally, the Company competes with traditional CTI vendors in the single site segment of the marketplace. This portion of the market is highly fragmented with no one vendor representing a large share of the market. Most ACD vendors offer CTI solutions specific to their ACD offering. In addition other companies offer CTI products that integrate with third-party ACD products, ii) the timing of new product announcements and changes in pricing policies by the Company and its competitors, iii) market acceptance of new and enhanced versions of the Company's products, iv) the size and timing of significant orders, v) order cancellations by customers, vi) the lengthy sales cycles of the Company's products, vii) changes in operating expenses, viii) changes in Company strategy,
ix) personnel changes, x) the Company's ability to manage growth, if any, including the continued improvement in its financial and management controls and growth of its employee work force and xi) general economic factors. Product revenues are also difficult to forecast because the market for the Company's products is rapidly evolving, and the Company's sales cycle varies substantially from customer to customer. A significant portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees may cause material fluctuations in the Company's business, operating results and financial condition. The Company's products and services generally require capital expenditures by customers as well as the commitment of resources to implement the Company's products. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last month of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

     If the merger is not completed for any reason, GeoTel may be subject to a number of material risks, including the following: (i) GeoTel may be required to pay Cisco a termination fee of $55 million, (ii) the option granted to Cisco by GeoTel may become exercisable, under certain circumstances, (iii) the price of GeoTel common stock may decline to the extent that the current market price of GeoTel common stock reflects a market assumption that the merger will be completed and (iv) costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed. In addition, GeoTel's customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by GeoTel customers could have a material adverse effect on GeoTel's business, regardless of whether or not the merger is ultimately completed. Similarly, current and prospective GeoTel employees may experience uncertainty about their future role with Cisco until Cisco's strategies with regard to GeoTel are announced and executed. This may adversely affect GeoTel's ability to attract and retain key management, sales, marketing and technical personnel. Further, if the merger is terminated and GeoTel's board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger. In addition, while the merger agreement is in effect and subject to certain limited exceptions, GeoTel is prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as merger, sale of assets or other business combination, with any party other than Cisco. Furthermore, if the merger agreement is terminated and Cisco exercises its option to purchase GeoTel common stock, GeoTel would not be able to account for future transactions as a "pooling of interest."

     International sales accounted for approximately 43.0% and 28.9% of the Company's revenues for the first quarter of 1999 and 1998, respectively. As part of its business strategy, the Company is seeking opportunities to expand its products into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors, some of whom may have established strong relationships with carriers. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to integrate its products with local proprietary networks in foreign countries. There can be no assurance that the Company will be successful in integrating its products with these proprietary networks or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. Additionally, there can be no assurance that the Company will be successful in integrating its product in international markets and such revenues are subject to a number of risks including compliance with regulatory requirements, export restrictions and controls, international trade barriers, protection of intellectual property rights, management of international operations, collection of receivables, political instability, currency exchange rate fluctuation and potentially adverse tax consequences. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition. Additional information on the factors that could affect the Company's financial results is included in the Company's 1998 Amended Form 10-K, which has been filed with the Securities and Exchange Commission.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Primary Market Risk Exposures. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions, whereas the Company's operating expenses in Europe and Australia are denominated in local currency. The Company has no foreign exchange contracts, option contracts, or other foreign hedging arrangements. However, the Company believes the operating expenses of its foreign operations are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations, or financial condition.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 20, 1996, the Company's Registration Statement of Form S-1 (File No. 333-13263) became effective. The net proceeds from the offering were approximately $26,704,000. To date, the Company has utilized approximately $756,000 of the proceeds to repay borrowings under its outstanding equipment lines of credit. The Company has not used any of the remaining proceeds from the effective date (November 20, 1996) through March 31, 1999. No payments were made to directors, officers (except in their capacity as employees of the Company) or to persons owning ten percent or more of any class of equity securities of the Company, or to the affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     Exhibit 10.1  Executive Change of Control Agreement- John McMahon
     Exhibit 10.2  Executive Change of Control Agreement - Jane Eisenberg
     Exhibit 10.3  Executive Change of Control Agreement - Judith Kelly
     Exhibit 27.1  Financial Data Schedule

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on April 22, 1999 relating to an agreement and plan of merger and reorganization by and among Cisco Systems, Inc. and the Company which was approved by the Board of Directors.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GEOTEL COMMUNICATIONS CORPORATION
                                             (Registrant)


May 10, 1999                                 /s/ Timothy J. Allen
                                             ---------------------------------
                                             Timothy J. Allen
                                             Vice President of Finance,
                                             Chief Financial Officer,
                                             Treasurer and Secretary
                                             (Principal Financial and
                                             Chief Accounting Officer)